Form 10QSB
period 2006-09-30
News of China Inc
filed 2006-11-14
CIK 1368275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-51241

NEWS OF CHINA INC
(Exact name of small business issuer as specified in its charter)
Delaware	98-0471083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1855 Talleyrand, Suite 203A, Brossard, Quebec, Canada, J4W 2Y9
(Address of principal executive offices)
(514) 586-3168
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

13,900,000 shares of common stock issued and outstanding as of November 9, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by News of China Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2006, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended September 30, 2006 and for the period from inception (October 11, 2005) to June 30, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s registration statement filed on Form SB-2.

News of China Inc.

(A Company in the Development Stage)

Interim Financial Statements

September 30, 2006

(Expressed in U.S. Funds)

(Unaudited)

Contents

Balance Sheet	F1
Statement of Shareholders' Equity	F2
Statement of Operations	F3
Statement of Cash Flows	F4
Notes to Financial Statements	F5 – F6

News of China Inc.

(A Company in the Development Stage)

Interim Balance Sheet

(Expressed in U.S. Funds)

	September 30, 2006 (unaudted)	June 30, 2006 (audited)
Assets
Cash	$95,231	$103,357
Sales taxes recoverable	1,364	-
	96,595	103,357
Liabilities
Accrued liabilities	10,469	6,720
Loan payable, shareholder	2,091	766
	12,560	7,486
Shareholders’ Equity
Capital Stock (note 4)	1,390	1,390
Additional Paid-In Capital	104,895	104,895
Deficit During the Development Stage	(22,250)	(10,414)
	84,035	95,871
	$96,595	$103,357

- F1-

News of China Inc.

(A Company in the Development Stage)

Interim Statement of Shareholders' Equity

(Expressed in U.S. Funds)

(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit During the Development State	Total Shareholder’s Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	-	-	1,390
Additional Paid-in Capital	-	-	104,895	-	104,895
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	(10,414)	95,871
Net loss for the period ended September 30, 2006	-	-	-	(11,836)	(11,836)
Balance - September 30, 2006	13,900,000	1,390	104,895	(22,250)	84,035

See accompanying notes

- F2 -

News of China Inc.

(A Company in the Development Stage)

Interim Statement of Operations

(Expressed in U.S. Funds)

(Unaudited)

		September 30, 2006 (3 months)		From Inception (October 1, 2005) to September 30, 2006
Revenue	$	Nil	$	Nil
Expenses
General and administrative		7,695		13,193
Professional fees		5,592		12,312
Foreign exchange		(1,451)		(3,255)
		11,836		22,250
Net Loss		$(11,836)		$(22,250)

See accompanying notes

- F3 -

News of China Inc.

(A Company in the Development Stage)

Interim Statement of Cash Flows

(Expressed in U.S. Funds)

(Unaudited)

	September 30, 2006 (3 months)	From Inception (October 1, 2005) to September 30, 2006
Funds Provided (Used) -
Operating Activities
Net loss	$(11,836)	$(22,250)
Changes in non-cash operating elements of working capital	2,385	9,105
	(9,451)	(13,145)
Financing Activities
Loan payable, shareholder	1,325	2,091
Capital stock issuance	-	106,285
	1,325	108,376
Increase (Decrease) in Cash	(8,126)	95,231
Cash
Beginning of Period	103,357	-
End of Period	$95,231	$95,231

See accompanying notes

- F4 -

News of China Inc.

(A Company in the Development Stage)

Notes to Interim Financial Statements

From Inception (October 11, 2005) to September 30, 2006

(Expressed in U.S. Funds)

(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the year ended June 30, 2006.

2.	Going Concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at September 30, 2006, the Company has accumulated losses of $22,250 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Loan Payable, Shareholder

The loan payable, shareholder is non-interest bearing and is expected to be repaid prior to October 1, 2007.

4.	Capital Stock

Authorized 50,000,000 shares at par value of $0.0001 per share -

Issued -

13,900,000 common shares	$1,390

- F5 -

5.	Related Party Transactions

Included in general and administrative for the three month period ended September 30, 2006 are approximately $5,300 paid to two shareholder officers for technical support services rendered to the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

- F6 -

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following information should be read in conjunction with the financial statements for the three month period ended September 30, 2006 and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated or the context otherwise requires, “the Company”, “we”, “us”, “our” and “News of China” refer to News of China Inc.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10-QSB, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Form 10-QSB. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

• limited operating history

• lack of product revenues

• limited marketing experience to develop customers

• ability to raise additional financing

• ability to generate positive cash flow

• uncertainty in regulatory and legal environment in China

• dependence on key personnel

• competitive factors

• timeliness and quality of the services of web hosting service providers, and

• general economic conditions.

These factors should be considered carefully and readers are cautioned not to place undue reliance on such forward looking statements. These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements

Overview

We are a development stage company incorporated in Delaware on October 11, 2005. Our principle business is to provide an online financial media outlet for researching China-related stocks. This media outlet provides financial news and commentary, online video broadcasting, and other information for researching China-related stocks.

China-related stocks refer to the stocks issued by companies whose main operations are located in China. We anticipate that the principal audience of this online financial media outlet will be managers and professionals working in North American financial institutions such as mutual funds, pension funds, hedge funds, and insurance companies. We are still in the development stage and we have not entered into any agreements to sell our products and services to any customers and have not yet generated any revenue.

We have registered the domain name “newsofchina.com” and acquired web hosting capacity through an online web hosting service provider DailyRazor Hosting, a division of Vecordia Corporation.

Services Overview

Our service is to provide financial information through our online financial media outlet to North America financial institutions. In our online financial media outlet, we plan to provide financial news and commentary, online video broadcasting, and other information for researching China-related stocks listed on the United States and Canada stock markets. “China-related stocks” refer to the stocks issued by companies whose main operations are located in China. Due to the inefficiency of China’s capital markets, more and more China-related companies are seeking avenues to access the public markets in the United States and Canada to raise capital needed to cope with China’s fast growing economy. Stock exchanges in the United States and Canada have also expressed interest in attracting more Chinese companies.

The economy of China is the one of the fastest growing economies in the world. China-related stocks represent some of the best investments in the market today. The irony is though that, due to information asymmetry between China and North America, many of these Chine-related stocks, especially smaller companies, either remain unknown to investors and financial institutions or are often featured with high speculation. Their stock prices are either largely undervalued or suffer high degrees of volatility which keeps investors and investment institutions away. While these China-related stocks are often ignored by pension funds, mutual funds and other portfolio managers in North America, these same fund managers are often desperate for investment ideas that will strengthen their portfolios. Our financial media outlet will provide these institutions with timely information about such China-related stocks, and bridge the information gap and needs between these China-related listed companies and North America investment institutions.

We anticipate that all or most of our revenue will come mainly from advertising fees and sponsor fees from China-related listed companies. However, there can be no assurance that we will be successful in generating any revenue from advertising or sponsorship fees. We have very limited industry experiences and there is no assurance our business will be able to attract substantial customers and to generate meaningful revenue from any of these means of revenue generation.

Plan Of Operations

From the date of our incorporation on October 11, 2005 to September 30, 2006, we have been a start up company and have not generated any revenue. We anticipate generating revenue from operations by the end of June 2007.

We are currently taking the initial steps in “going public” and accessing the public markets. We are doing this both from an investor relations standpoint, so that our shareholders may have some liquidity in their investment in the event that a public market develops for our securities; and from a desire to make our Company more readily able to attract future financing. Our SB-2 registration statement has been effective since October 12, 2006. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. We are currently contacting potential market makers following the effectiveness of our SB-2 registration statement. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. As noted herein, we will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors.

On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of becoming a publicly reporting company will be approximately $20,000. Such annual costs will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

We finished our online financial media outlet software development by the end of August, 2006, and our media outlet is currently online at www.newsofchina.com. In our management’s opinion, we plan to achieve the following milestones in the next 12 months to fully implement our business operations:

•

Build a basic support team of 10 members including editor, reporters, marketing and information technology support persons. The support team will be in charge of reporting, editing and maintenance of the contents of the website, marketing of the media and technical supports of servers and databases, etc.

•

Build a team of at least 30 free-lance reporters. These free-lance reporters will provide us news, editorial and market analysis, or media contents for our media outlet and will be mainly paid by royalty.

•

Secure $2-2.5 million additional financing. Upon completion of a $2-2.5 million additional financing, approximately $200,000 to $250,000 will be used on the purchase of equipment for media and news reporting; approximately $500,000 to $625, 000 will be spent on marketing expenses; approximately $400,000 to $500, 000 will be used for compensation of our basic support team and free lance reporters; approximately $400,000 to $500,000 will be spent on sales and general administration expenses; approximately $300,000 to $375, 000 will be research and development expenses; and approximately $200,000 to $250,000 as working capital.

•

Generate revenue from operations. We plan to attract Chinese listed companies to issue press release, media and advertisement as our first step to generate revenue. We have already contact some companies, who has expressed their interest but have not reached any definitive agreement yet. We believe that we still need to increase our reputation and improve our content of the media outlet in order to have the capability to reach material agreements with these companies and generate substantial revenue.

Initially, we plan to build a team of 1-2 editors and at least 10 free-lance reporters and begin daily operations of news report, multimedia report and information services. The team will also begin to promote our media services to the investment community and maintain connections with China-related publicly reporting companies. We anticipate that this will take 3 months to accomplish and cost $100,000 to $200,000. The cost will be paid by cash in hand, addition capital raised, or by issuance of additional common shares of our company.

We anticipate that we will expend $200,000 to $250,000 on equipment for media and news reporting for the twelve month period ending September 30, 2007. These will include still photography cameras and video cameras, including accessories; computer servers; personal computers and other necessary equipment for our media outlet. We want to buy these equipments as soon as we can raise enough capital and can recruit necessary editors and reporters. We will pay for these equipment in cash from additional raised capital.

In addition, we wish to secure $2-2.5 million in additional financing. Once this additional financing is completed, we plan to build a team of around 10 members including editors, reporters, and marketing and IT support persons by March 2007. This expansion should be able to establish a reputation for researching China-related stocks in the financial media industry. If we cannot raise the needed additional capital, we will maintain a minimum level of operations according to our working capital in hand or being able to raise or to generate from our operations. If our working capital depletes and we can not raise further capital needed, our business will fail.

Customers

We anticipate that our principal customers will be China-related companies listed in the United States or Canada. To date, we have found over 330 such China-related companies, which are mainly listed on NYSE, AMEX, NASDAQ, OTCBB, Pink Sheets, TSX and TSX Venture stock markets. We anticipate that our customer base will grow quickly once China-related listed companies realize that they can get access to institutional investors through our services.

Marketing

We plan to market our online media service through online advertisements, traditional advertisements and public relations. We plan to attract advertising customers through our local contacts, public relations, sales call and so on.

Promote Our Media with Online Advertisement

Online advertising is a superior promotional tool due to the nature of our products and services. There are various online advertising approaches such as search engine ranking, payment by clicking, payment by page views, banners, logos, link exchange and so on. We will also design artistic and inspiring banners and pictures for the products and services that will be distributed online freely. We plan to figure out the most cost effective way of online advertising and imprint our products and services deeply on the investment community.

Promote Our Media with Traditional Advertisement

The traditional advertising strategy will be based on placing brochure of our media service in areas such as banks, investment companies that are likely to be seen by the target segment and be designed for maximum impact. Other traditional advertising will be used with discretion because these advertising can be very costly.

Public Relations

We believe our management has the specialty and local contacts to generate good public relations. A public relations specialist will be appointed to build and maintain positive relationships with the general public. The specialist will handle media, community, consumer, industry, and governmental relations; political campaigns; interest-group representation; conflict mediation and other functions. Public relations can very well boost the reputation of our company and lower the cost of promotion.

Attracting Advertising Customers

We believe that our management team has extensive local connections with China-related publicly reporting companies and we expect to contact these companies through our local connections. We also plan to reach these companies through sales calls, email and direct mail.

Web Hosting Services Provider

Our online financial media website is dependent on a web hosting service provider to provide the website hosting capacity. We currently use the web hosting services of DailyRazor Hosting (www.dailyrazor.com), a division of Vecordia Corporation.

Research and Development

We have developed the necessary software for our online financial media. Our management team has the professional knowledge and specialty skill to develop additional software and will develop the needed software all by ourselves. None of the management team members will receive extra compensation from the development of the software.

Competition

The market that we are entering is intensely competitive. We will face competition from numerous sources, including, large established traditional and online media who have superior resources and industry experiences. Our potential competitors may succeed in developing services that are more effective or less costly (or both) than our services. Some of our potential competitors may be large, well-financed and established companies that have greater resources and, therefore, may be better able than us to compete for a share of the market.

Our business is to provide a financial online media solution for researching China-related stocks to North America financial institutions. To our best knowledge, there is no established online media focused in our selected market niche yet. However, we have to compete with a large number of traditional media providing similar or even superior services such as The Wall Street Journal, Times, Financial Times. Competition also comes from various financial online media such as finance.yahoo.com, Reuters.com, wallst.net etc. These traditional and online financial media have superior financial resources, industry experiences, market penetration and marketing capacity. Potential new entrants can copy our business model and compete with us in our selected market niche as well. Our competitive edge relies upon providing a one place financial media solution for researching China-related stocks in this selected market niche. Our Chinese cultural and language literacy and local connections in China enable us to provide information that is not available to these established traditional and online media. Our media will also cover information about China-related companies, especially small to medium sized ones, which are usually not covered by these established media. The literacy and working experience in financial services industry and education background in North America give us certain advantages over competitors and new entrants from China. However, there is no assurance we can compete with those established or new competitors effectively, and if we fail provide superior services effectively than these competitors, our business will fail and you will lose your entire investment.

We expect additional competition to come from the increasing number of new market entrants who can develop potentially competitive services. We will face competition from numerous sources, including large state owned companies and other entities with the technical capabilities and expertise, which would encourage them to develop and commercialize competitive products. Some of our competitors have certain advantages including, substantially greater financial, technical and marketing resources, greater name recognition, and more established relationships in China. Our competitors may be able to utilize these advantages to expand their product offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other financing.

Liquidity and Capital Resources

We had cash of $95,231 as of September 30, 2006 compared to cash of $103,357 as of June 30, 2006. We had a working capital of $84,035 as of September 30, 2006 compared to a working capital of $95,871 as of June 30, 2006.

Operating Expenses

We incurred operating expenses in the amount of $11,836 for the period from July 1, 2006 to September 30, 2006, which are composed mainly of $7,695 general and administrative expense and $5,592 professional fees adjusted for a foreign exchange gain of $1,451.

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $53,148 over the next twelve months to pay for our ongoing general and administrative expenses. These expenses include legal, accounting and other professional fees associated with our being a reporting company under the Securities Exchange Act of 1934. These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our accrued liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to the expansion of our online financial media. We anticipate our ongoing operating expenses will also increase as a result of our ongoing reporting requirements under the Exchange Act.

Future Financings

In order to carry on our plan of operations, we need $2-2.5 million additional financing in the next 12 months. We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our online financial media, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Future Operations

Our primary objectives in the twelve-month period ending September 30, 2007 will be to further develop, expand and marketing of our online financial media services for researching China-related stocks listed in the United States and Canada stock markets.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FAS 153-"Exchanges of Nonmonetary Assets". The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair vale of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception of exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this pronouncement did not have any impart on the Company's financial position or statement of operations.

In May 2005, the FASB issued FAS 154-"Accounting for Certain Marketable Securities". This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this pronouncement did not have any impact on the Company's financial position or statement of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("SFAS No. 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets", among other matters, permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, except earlier adoption is allowed in certain circumstances. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109," ("FIN 48") which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not for being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 shall be effective as of January 1, 2007. The adoption of this pronouncement is not expected to have any impact on the Company's financial position or statement of operations.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our financial statements.

Stock-Based Compensation

We record stock-based compensation in accordance with SFAS No. 123R, “Stock-Based Payment”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. We do not currently have a stock option plan.

Our significant accounting policies are disclosed in Note 2 to the unaudited financial statements included in this Quarterly Report on Form 10-QSB.

Item 3	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Chenxi Shi. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended September 30, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II – Other Information

Item 1.	Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

In September 2006, Mr. Zhenyu Chen ceased to be our vice president and left our company.

Item 6	.	Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description of Exhibit
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS OF CHINA INC.

By:	/s/ Chenxi Shi
Chenxi Shi
Chief Executive Officer, Chief Financial Officer,
President, Treasurer and Secretary
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)
Date: November 9, 2006