Form 10QSB/A
period 2006-09-30
News of China Inc
filed 2007-02-08
CIK 1368275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

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

The following information should be read in conjunction with the financial statements for the three month period ended September 30, 2006 and notes thereto appearing elsewhere in this Form 10-QSB/A. Unless otherwise indicated or the context otherwise requires, “the Company”, “we”, “us”, “our” and “News of China” refer to News of China Inc.

Forward-Looking and Cautionary Statements

This report contains certain forward-looking statements that involve risks and uncertainties relating to, among other things, our future financial performance or future events. Forward-looking statements give management’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this Form 10-QSB/A, including statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements involve known and unknown risks, estimates, assumptions and uncertainties that could cause actual results to differ materially from the results set forth in this Form 10-QSB/A. You should not place undue reliance on these forward-looking statements. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors such as:

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

Our significant accounting policies are disclosed in Note 2 to the unaudited financial statements included in this Quarterly Report on Form 10-QSB/A.

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
Date: February 8, 2007