Form 10-Q
period 2006-12-31
News of China Inc
filed 2007-02-16
CIK 1368275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

15,900,000 shares of common stock issued and outstanding as of February 13, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by News of China Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2006, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended December 31, 2006 and for the period from inception (October 11, 2005) to June 30, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s registration statement filed on Form SB-2.

News of China Inc.

(A Company in the Development Stage)

Interim Financial Statements

December 31, 2006

(Expressed in U.S. Funds)

(Unaudited)

News of China Inc.

(A Company in the Development Stage)

Interim Financial Statements

December 31, 2006

(Expressed in U.S. Funds)

(Unaudited)

News of China Inc.

(A Company in the Development Stage)

Interim Balance Sheet

(Expressed in U.S. Funds)

December 31,	June 30,
2006	2006
(unaudited)	(audited)

Assets

Cash	$69,273	$103,357
Sales taxes recoverable	1,945	-
Share subscription receivable (note 3)	20,000	-
	$91,218	$103,357

Liabilities

Accrued liabilities	9,171	6,720
Loan payable, shareholders (note 4)	747	766

	9,918	7,486

Shareholders' Equity

Capital Stock (note 5)	1,590	1,390
Additional Paid-In Capital	124,695	104,895
Deficit During the Development Stage	(44,985)	(10,414)
	81,300	95,871
	$91,218	$103,357

See accompanying notes

News of China Inc.

(A Company in the Development Stage)

Interim Statement of Shareholders' Equity

(Expressed in U.S. Funds)

(Unaudited)

				Accumulated
				Deficit
				During the	Total
	Common Stock		Additional	Development	Shareholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	-	-	1,390
Additional Paid-in Capital	-	-	104,895	-	104,895
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	(10,414)	95,871
Net loss for the period ended September 30, 2006	-	-	-	(11,836)	(11,836)
Balance - September 30, 2006	13,900,000	1,390	104,895	(22,250)	84,035
Issue of common shares	2,000,000	200	-	-	200
Additional paid-in capital	-	-	19,800	-	19,800
Net loss for the period ended December 31, 2006	-	-	-	(22,735)	(22,735)
Balance - December 31, 2006	15,900,000	$1,590	$124,695	$(44,985)	$81,300

See accompanying notes

News of China Inc.

(A Company in the Development Stage)

Interim Statement of Operations

(Expressed in U.S. Funds)

(Unaudited)

						From Inception
						(October 1, 2005)
		December 31,		December 31,		to
		2006		2006		to December 31,
		(3 months)		(6 months)		2006
Revenue	$	NIL	$	NIL	$	NIL
Expenses
General and administrative		8,824		16,519		22,017
Prefessional fees		10,997		16,589		23,309
Forgien exchange		2,914		1,463		(341)

		22,735		34,571		44,985

Net Loss		$(22,735)		$(34,571)		$(44,985)

See accompanying notes

News of China Inc.

(A Company in the Development Stage)

Interim Statement of Cash Flows

(Expressed in U.S. Funds)

(Unaudited)

			From Inception
			(October 1, 2005)
	December 31,	December 31,	to
	2006	2006	to December 31,
	(3 months)	(6 months)	2006
Funds Provided (Used) -
Operating Activities
Net loss	$(22,735	$(34,571)	$(44,985)

Changes in non-cash operating elements of working capital	(1,879)	506	7,226
	(24,614)	(34,065)	(37,759)
Financing Activities
Loan payable, shareholders	(1,344)	(19)	747
Capital stock issuance	-	-	106,285
	(1,344)	(19)	107,032
Increase (Decrease) in Cash	(25,958)	(34,084)	69,273
Cash
Beginning of Period	95,231	103,357	-
End of Period	$69,273	$69,273	$69,273

See accompanying notes

News of China Inc.

(A Company in the Development Stage)

Notes to Interim Financial Statements

From Inception (October 11, 2005) to December 31, 2006

(Expressed in U.S. Funds)

(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the year ended June 30, 2006.

2.	Going Concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at December 31, 2006, the Company has accumulated losses of $44,985 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Share Subscription Receivable

On December 31, 2006, the Company issued 2,000,000 common shares for a share subscription receivable of $20,000. The receivable was repaid subsequently.

4.	Loan Payable, Shareholders

The loan payable, shareholders is non-interest bearing and has no specified terms of repayment.

5.	Capital Stock

	Authorized 50,000,000 shares at par value of $0.0001 per share -
	Issued -
	15,900,000 common shares$	$1,590
6.	Related Party Transactions

Included in general and administrative for the three month period ended December 31, 2006 are approximately $5,900 ($Nil from inception (October 11, 2005) to December 31, 2005) paid to two shareholder officers for technical support services rendered to the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

7.	Comparative Figures

Comparative figures from inception (October 11, 2005) to December 31, 2005 are not presented as the Company was not active during that period.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following information should be read in conjunction with the financial statements for the six month period ended December 31, 2006 and notes thereto appearing elsewhere in this Form 10-QSB. Unless otherwise indicated or the context otherwise requires, “the Company”, “we”, “us”, “our” and “News of China” refer to News of China Inc.

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

Plan Of Operations

From the date of our incorporation on October 11, 2005 to December 31, 2006, we have been a start up company and have not generated any revenue. We anticipate generating revenue from operations by the end of June 2007.

We are currently taking the initial steps in “going public” and accessing the public markets. We are doing this both from an investor relations standpoint, so that our shareholders may have some liquidity in their investment in the event that a public market develops for our securities; and from a desire to make our Company more readily able to attract future financing. Since our registration statement became effective on October 12, 2006, we have engaged a market maker to submit an application to have our common stock quoted on the National Association of Securities Dealers Inc.’s OTC Bulletin Board. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. As noted herein, we will require further financing to fund the expansion of our business and by being a public company we will be a more attractive investment for a wider range of potential investors.

On a going-forward basis, we anticipate that our annual legal and accounting/audit expenses as a result of becoming a publicly reporting company will be approximately $20,000. Such annual costs will primarily consist of the costs associated with our continuous disclosure and financial reporting obligations.

We finished our online financial media outlet software development in August, 2006, and our media outlet is currently operational online at www.newsofchina.com. Since the successful launch of our online financial media outlet, we have been diligently updating the contents of our online financial media outlet with relevant news updates, editorials and market analyses relating to public companies with business operations in China. In addition to Mr. Chenxi Shi and Mr. Zibing Zhang, we have engaged additional part time staff members to help us gather relevant financial information for the contents of our online financial media outlet. If any of relevant financial information was originally presented in Chinese, our staff would translate it into English for the posting on our online media outlet. Furthermore, we also produce a weekly video webcast on the news and market trends for public companies with business operations in China. Views can access the weekly video webcasts simply by visiting our online media outlet.

Furthermore, in December of 2006, Messrs. Zhang and Shi also traveled to China to promote our business with the investment community there. During this trip, Messrs. Zhang and Shi attended meetings with candidates who can assist us to gather and collect relevant financial information in China on Chinese reporting companies. Messrs. Zhang and Shi also met with individuals from Beijing University to discuss the possibility of organizing an investor relations forum at Beijing University. It is hoped that our company would then be able to promote the benefits of its online media outlet to the attendees.

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

Liquidity and Capital Resources

We had cash of $69,273 as at December 31, 2006 compared to cash of $103,357 as at June 30, 2006.

We had a working capital of $81,300 as at December 31, 2006 compared to a working capital of $95,871 as at June 30, 2006.

Operating Expenses

We incurred operating expenses in the amount of $34,571 for the period from July 1, 2006 to December 31, 2006, which losses are composed mainly of $16,519 for general and administrative expense and $16,589 for professional fees and foreign exchange loss of $1,463.

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

Future Operations

Our primary objectives in the twelve-month period ending December 31, 2007 will be to further develop, expand and marketing of our online financial media services for researching China-related stocks listed in the United States and Canada stock markets.

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

Our significant accounting policies are disclosed in Note 3 to the audited financial statements included in our registration statement on Form SB-2 filed on September 25, 2006.

Item 3.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Chenxi Shi. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended December 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

On December 31, 2006, we issued an aggregate of 1,750,000 shares of common stock to two (2) individuals, including our president, at a price of $0.01 per share for gross proceeds of $17,500. The common stock was issued to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 31, 2006, we issued 250,000 shares of common stock at a price of $0.01 per share for gross proceeds of $2,500. The common stock was issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Rule 504 of Regulation D of the Securities Act of 1933.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

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
Date: February 15, 2007