Form 10QSB
period 2007-03-31
News of China Inc
filed 2007-05-09
CIK 1368275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

15,900,000 shares of common stock issued and outstanding as of May 11, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by News of China Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the nine-month period ended March 31, 2007 and for the period from inception (October 11, 2005) to June 30, 2006. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s registration statement filed on Form SB-2.

News of China Inc.

(A Company in the Development Stage)

Interim Financial Statements

March 31, 2007

(Expressed in U.S. Funds)

(Unaudited)

News of China Inc.

(A Company in the Development Stage)

Interim Balance Sheet

(Expressed in U.S. Funds)

	March 31,	June 30,
	2007	2006
	(Unaudited)	(Audited)

Assets

Cash	$84,719	$103,357
Sales taxes recoverable	1,357	-
	$86,076	$103,357

Liabilities

Accrued liabilities	13,209	6,720
Loan payable, shareholder (note 3)	1,902	766
	15,111	7,486

Shareholders' Equity

Capital Stock (note 4)	1,590	1,390

Additional Paid-In Capital	124,695	104,895

Deficit During the Development Stage	(55,320)	(10,414)
	70,965	95,871
	$86,076	$103,357

See accompanying notes

Approved on Behalf of the Board:

Director
Director

News of China Inc.

(A Company in the Development Stage)

Interim Statement of Shareholders' Equity

(Expressed in U.S. Funds)

(Unaudited)

				Accumulated
				Deficit
				During the	Total
	Common Stock		Additional	Development	Shareholders'
	Shares	Amount	Paid-in Capital	Stage	Equity

Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-

Issue of common shares	13,900,000	1,390	-	-	1,390
Additional paid-in capital	-	-	104,895	-	104,895
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	(10,414)	(10,414)

Balance - June 30, 2006	13,900,000	1,390	104,895	(10,414)	95,871
Net loss for the three months ended September 30, 2006	-	-	-	(11,836)	(11,836)

Balance - September 30, 2006	13,900,000	1,390	104,895	(22,250)	84,035
Issue of common shares	2,000,000	200	-	-	200
Additional paid-in capital	-	-	19,800	-	19,800
Net loss for the three months ended December 31, 2006	-	-	-	(22,735)	(22,735)

Balance - December 31, 2006	15,900,000	1,590	124,695	(44,985)	81,300
Net loss for the three months ended March 31, 2007	-	-	-	(10,335)	(10,335)

Balance - March 31, 2007	15,900,000	$1,590	$124,695	$(55,320)	$70,965

See accompanying notes

News of China Inc.

(A Company in the Development Stage)

Interim Statement of Operations

(Expressed in U.S. Funds)

(Unaudited)

						From Inception
						(October 1, 2005)
		March 31,		March 31,		to
		2007		2007		to March 31,
		(3 Months)		(9 Months)		2007

Revenue	$	NIL	$	NIL	$	NIL

Expenses

General and administrative		1,579		18,098		23,596
Professional fees		8,309		24,898		31,618
Foreign exchange		447		1,910		106
		10,335		44,906		55,320

Net Loss		$(10,335)		$(44,906)		$(55,320)

See accompanying notes

News of China Inc.

(A Company in the Development Stage)

Interim Statement of Cash Flows

(Expressed in U.S. Funds)

(Unaudited)

			From Inception
			(October 1, 2005)
	March 31,	March 31,	to
	2007	2007	to March 31,
	(3 Months)	(9 Months)	2007

Funds Provided (Used) -

Operating Activities

Net loss	$(10,335)	$(44,906)	$(55,320)
Changes in non-cash operating elements of working capital	24,626	25,132	31,852
	14,291	(19,774)	(23,468)

Financing Activities

Loan payable, shareholders	1,155	1,136	1,902
Capital stock issuance	-	-	106,285
	1,155	1,136	108,187

Increase (Decrease) in Cash	15,446	(18,638)	84,719

Cash
Beginning of Period	69,273	103,357	-
End of Period	$84,719	$84,719	$84,719

See accompanying notes

Notes to Interim Financial Statements

March 31, 2007

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

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at March 31, 2007, the Company has accumulated losses of $55,320 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Loan Payable, Shareholders

The loan payable, shareholders is non-interest bearing and has no specified terms of repayment.

4.	Capital Stock
Authorized 50,000,000 shares at par value of $0.0001 per share -

Issued -

15,900,000 common shares	$1,590

CW1171910.2

News of China Inc.

(A Company in the Development Stage)

5.	Related Party Transactions

Included in general and administrative expenses for the three month period ended March 31, 2007 are approximately $430 ($Nil for the three month period ended March 31, 2006) paid to a shareholder for accounting services rendered to the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

6.	Comparative Figures

Comparative figures from inception (October 11, 2005) to March 31, 2006 are not presented as the Company was not active during that period.

CW1171910.2

Item 2. Management's Discussion and Analysis or Plan of Operation Forward Looking Statements

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include statements regarding our capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. Readers are cautioned that there are risks and uncertainties which may cause actual future results to differ from the results anticipated in these forward-looking statements. A detailed discussion of some of the risks that may cause such a difference has been set forth in the Company's Quarter Report on Form 10-QSB for the period ended December 31, 2006 in the section numbered "Item 2" under the heading "Forward-Looking and Cautionary Statements." Readers are cautioned not to place undue reliance on these forward- looking statements, which reflect management's opinions only as of the date hereof. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

Plan of operation

We are a development stage company incorporated in Delaware on October 11, 2005. Our principal business until now has been to provide an online financial media outlet for researching China-related stocks. This media outlet provides financial news and commentary, online video broadcasting, and other information for researching China-related stocks. China-related stocks refer to the stocks issued by companies whose main operations are located in China. We have recently added a new business of management consulting services as part of our operation. Because our management believe that generating revenues is the most important factor for the early stage of our company’s operation, we decided to add the new business of management consulting in hope of being able to generate revenues sooner.

We have been focused on construction of our online financial media outlet website since our inception. In our online financial media outlet, we provide financial news and commentary, online video broadcasting, and other information for researching China-related stocks listed on the United States and Canadian stock markets. “China-related stocks” refer to stock issued by companies whose main operations are located in China. Due to the inefficiency of China’s capital markets, more and more China-related companies are seeking avenues to access the public markets in the United States and Canada to raise capital needed to cope with China’s fast growing economy. Stock exchanges in the United States and Canada have also expressed interest in attracting more Chinese companies.

We finished our online financial media outlet software development in August, 2006, and our media outlet is currently operational online at www.newsofchina.com. Since the successful launch of our online financial media outlet, we have been diligently updating the contents of our online financial media outlet with relevant news updates, editorials and market analyses relating to public companies with business operations in China. In addition to Mr. Chenxi Shi and Mr. Zibing Zhang, we have engaged additional part time staff members to help us gather relevant financial information for the contents of our online financial media outlet. If any of relevant financial information is originally presented in Chinese, our staff translates it into English for posting on our online media outlet. Furthermore, we also produce a weekly video webcast on the news and market trends for public companies with business operations in China. Viewers can access the weekly video webcasts simply by visiting our online media outlet.

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

Our management believes that at this early stage of our company’s operation, generating revenue is the most important factor to maintain and achieve our business objectives. Because our management also believes that we have an advantage in our strong capability and experience in the small-to-medium-sized company going public process, we plan to start a line of new business through provision of management consulting services to small-to-

CW1171910.2

medium-sized companies. In the meantime, we also plan to continue expanding the business of our online financial media outlet. Accordingly, we anticipate that online advertisements and paid promotion on our online financial media outlet will be another mean to obtain revenue in the coming year.

In our management’s opinion, we plan to achieve the following milestones in the next 12 months to fully implement our business operations:

•

Generate revenue from operations. We plan to provide management consulting services to small-to-medium-sized companies in China and provide them with our expertise in general business management. For those small-to-medium-sized companies in China that aspire to become publicly reporting and listed in North America, we would advise them and assist them in liaising with qualified professionals in North America. We will also encourage these companies to take advantage of the facility of our online financial media outlet to gain exposures to the investment community.

•

Secure additional financing. We plan to raise $2-2.5 million additional financing through sales of our securities in traditional private placement offerings or other types of private placement transactions such as Private Investment in Public Equity (“PIPE”). We plan to contact potential investors through the network of friends and business associates of our management; we also plan to contact and negotiate with institutional investors on potential PIPE transactions.

•

Attract Chinese listed companies to issue press release, media and advertisements. We have already contact some companies, who has expressed their interest but have not reached any definitive agreement yet. We believe that we still need to increase our reputation and improve our content of the media outlet in order to have the capability to reach material agreements with these companies and generate substantial revenue.

•

Organize a professional management consulting team with rich experience in management consulting field. We envision our management consulting team to have education background and work experience in financial services industry both in China and in North America and to be proficient in business management and North American regulations concerning listing publicly. Moreover, we envision that the unique culture background of our management consulting team would enable them to better understand Chinese business enterprises.

•

Build a basic support team of 10 members including editor, reporters, marketing and information technology support persons. The support team will be in charge of reporting, editing and maintenance of the contents of the website, marketing of the media and technical supports of servers and databases, etc.

Research and Development

We have developed the necessary software for our online financial media. Our management team has the professional knowledge and specialty skill to develop additional software and will develop the needed software without outside assistance. None of the management team members will receive extra compensation from the development of the software.

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

For our business of providing online financial media solutions for researching China-related stocks to North America financial institutions, we do not believe there is currently any established online media focused in our selected market niche. However, we have to compete with a large number of traditional media providing similar or even superior services such as The Wall Street Journal, Times and Financial Times. Competition also comes from

CW1171910.2

various financial online media such as finance.yahoo.com, Reuters.com, wallst.net etc. These traditional and online financial media have superior financial resources, industry experiences, market penetration and marketing capacity. Potential new entrants can copy our business model and compete with us in our selected market niche as well. Our competitive edge relies upon providing a one place financial media solution for researching China-related stocks in this selected market niche. Our Chinese cultural and language literacy and local connections in China enable us to provide information that is not available to these established traditional and online media. Our media will also cover information about China-related companies, especially small to medium sized ones, which are usually not covered by these established media. The literacy and working experience in financial services industry and education background in North America give us certain advantages over competitors and new entrants from China. However, there is no assurance we can compete with those established or new competitors effectively, and if we fail to provide superior services more effectively than these competitors, our business will fail and you will lose your entire investment.

For our business of providing management consulting services to small-to-medium-sized companies in China, we do not believe there is currently any established management consulting firms focused in our selected market niche. However, we have to compete with a large number of traditional management consulting firms providing similar or even superior services such as Accenture, Deloitte and IBM Business Consulting Services. Competition also comes from various professional services firms. These traditional management consulting firms and professional services firms have superior financial resources, industry experiences, market penetration and marketing capacity. Potential new entrants can copy our business model and compete with us in our selected market niche as well.

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

Results of Operations

During the quarter ended March 31, 2007, we focused on completion of development of our website on www.newsofchina.com. We have collected and reported financial news in respect of approximately 400 publicly North America traded companies related to China. In the quarter ended March 31, 2007, we also completed the first steps in "going public" and accessing the public markets as outlined earlier in our plan of operations. Our plan has been to go public first and obtaining financing afterwards. We reached this milestone event in the quarter ended March 31, 2007 as we received our trading symbol (NWCH) on the National Association of Securities Dealers, Inc.’s OTC Bulletin Board on February 22, 2007.

In the three months ended March 31, 2007, News of China realized a deficit of $10,335. The primary lost which is $9,888, consists of general & administrative expense in the amount of $1,579 and professional fees in the amount of $8,309. General & administrative expense made of business travel and regular administrative fees for the company. Professional fees made of auditing and legal expense.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity and Capital Resources

We had cash of $86,076 as at March 31, 2007 compared to cash of $103,357 as at June 30, 2006.

CW1171910.2

We had a working capital of $70,965 as at March 31, 2007 compared to a working capital of $95,871 as at June 30, 2006.

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

CW1171910.2

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

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Chenxi Shi. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended March 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

CW1171910.2

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

CW1171910.2

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
Date: May 9, 2007

CW1171910.2