Form 10KSB
period 2007-06-30
News of China Inc
filed 2007-09-28
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ]

Commission file number 000-52276

NEWS OF CHINA INC.
(Name of small business issuer in its charter)

Delaware	98-0471083
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1855 Talleyrand, Suite 203A, Brossard, Quebec,
Canada	J4W 2Y9
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (514) 586-3168

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer's revenues for its most recent fiscal year. Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

3,400,000 common shares @ $0.51 (1) = $1,734,000
(1) Average of bid and ask closing prices on September 5, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

15,900,000 common shares issued and outstanding as of September 26, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

PART I

Item 1.	Description of Business.

Note Regarding Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “ expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us” and “our”, mean News of China Inc. and our wholly owned subsidiary, News of China (Beijing) Management Consultants Co., Ltd., unless the context clearly requires otherwise.

Corporate Overview

The address of our principal executive office is 855 Talleyrand, Suite 203A, Brossard, Quebec, Canada, J4W 2Y9. Our telephone number is (514) 586-3165.

Our common stock is quoted on the OTC Bulletin Board under the symbol "NWCH".

We recently incorporated a wholly owned subsidiary in China named News of China (Beijing) Management Consultants Co., Ltd. with an office at Room 802A, Diyang Building, No.H2 Dongsanhuan North Road, Chaoyang District, Beijing, P.R.China, 100027. We employ three employees and conduct our consulting business in China through this wholly owned subsidiary.

Corporate History

We were incorporated in the State of Delaware on October 11, 2005 under the name “News of China Inc.” with an authorized capital of 50,000,000 shares of common stock with a par value of $0.0001.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

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

To date, we have found over 330 China-related stocks, which are mainly listed on NYSE, AMEX, NASDAQ, OTC Bulletin Board, The Pink Sheets, Toronto Stock Exchange and TSX Venture Exchange. Due to the inadequacy of China’s capital market for medium to small size companies, more and more Chinese companies are seeking ways to go public in the United States and Canada to raise capital needed to cope with China’s fast growing economy. Stock exchanges in the United States and Canada have also expressed their interests in attracting more Chinese companies.

We have developed preliminarily the necessary software for this online media outlet. We have registered the domain name, “newsofchina.com”, and acquired web hosting capacity through an online web hosting service provider, DailyRazor Hosting, a division of Vecordia Corporation. We anticipate that our business revenue will be mainly from advertising fees and sponsor fees from China-related listed companies. However, none of these means of revenue generation has been tested. We have very limited industry experiences and there is no assurance our business will be able to attract substantial customers and generate meaningful revenue from any of these means.

We are also in the business of providing management consulting services to Chinese businesses aspiring to access capital markets in the North America. Because our management believes that generating revenues is the most important factor for the early stage of our company’s operation, we decided to add this new business of management consulting in hope of being able to generate revenues sooner. We plan to provide management consulting services to small-to-medium-sized companies in China and provide them with our expertise in general business management. We would also advise our prospective clients and assist them in liaising with qualified professionals in North America for the purpose of accessing capital markets in the North America. We also plan to encourage these companies to take advantage of the facility of our online financial media outlet to gain exposures to the investment community.

Employees

As of September 26, 2007, we had three employees in addition to our directors and officers. We employ these three employees through our wholly owned subsidiary News of China (Beijing) Management Consultants Co., Ltd. for the purpose of our management consulting service business in China.

We also engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our business development.

We retain consultants on the basis of ability and experience. Except as set forth above, neither we nor any person acting on our behalf has any preliminary agreement or understanding, nor do we contemplate any such, concerning any aspect of our operations pursuant to which any person would be hired, compensated or paid a finder’s fee.

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

For our business of providing online financial media solutions for researching China-related stocks to North America financial institutions, we do not believe there is currently any established online media focused in our selected market niche. However, we have to compete with a large number of traditional media providing similar or even superior services such as The Wall Street Journal, Times and Financial Times. Competition also comes from various financial online media such as finance.yahoo.com, Reuters.com, wallst.net and Bloomberg.com, etc. These traditional and online financial media have superior financial resources, industry experiences, market penetration and marketing capacity. Potential new entrants can copy our business model and compete with us in our selected market niche as well. Our competitive edge relies upon providing a one place financial media solution for researching China-related stocks in this selected market niche. Our Chinese cultural and language literacy and local connections in China enable us to provide information that is not available to these established traditional and online media. Our online media outlet will also cover information about China-related companies, especially small to medium sized ones, which are usually not covered by these established media. The literacy and working experience in financial services industry and education background in North America give us certain advantages over competitors and new entrants from China. However, there is no assurance we can compete with those established or new competitors effectively, and if we fail to provide superior services more effectively than these competitors, our business will fail and you will lose your entire investment.

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

Compliance with Government Regulation

The online media industry in China is subject to regulations of several Ministries and the State Agencies, including China Internet Network Information Center (CNNIC), The Ministry of Public Security of the People’s Republic of China, the Ministry of Information Industry of the People’s Republic of China, and Internet Society of China (ISC) etc. Although we are not required to obtain authorization from these Ministries and State Agencies, the accessibility of our planned online media might be blocked in China for political or other unpredictable reasons, which might affect our business activities in China substantially.

The uncertain legal environments in the People’s Republic of China and our industry may be vulnerable to local government agencies who has persistent bureaucratic power over customers, reporters and other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us, when we enter substantial agreement of manufacturing and marketing of our proposed services in China.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Company

We have only commenced our business operations in October, 2005 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. We are currently a development stage company and have developed preliminarily the necessary software for the planned online financial media outlet. Accordingly, we have a very limited operating history and we face all of the risks and uncertainties encountered by early-stage companies. Therefore, our prospects must be considered in light of the risks, expenses and difficulties associated with any startup company. Due to our limited history, predictions of our future performance are very difficult.

As at June 30, 2007, we had an accumulated deficit of $67,759 since inception. We anticipate continuing to incur significant losses until, at the earliest; we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated August 9, 2007, our independent auditors stated that our financial statements for the period October 11, 2005 (Date of Inception) to June 30, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have never generated any revenue from operations. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have no customers and generate no revenues and have only limited marketing experience to develop customers.

We have not yet entered into any agreements to sell our online financial medial outlet services to any customers. We do not believe that we will generate significant revenues in the immediate future. We will not generate any meaningful revenues unless we successfully launch our online financial media outlet and we obtain contracts with a significant number of customers. There can be no assurance that we will ever be able to obtain contracts with a significant number of customers to generate meaningful revenues or achieve profitable operations.

We have only limited experience in developing and marketing online financial media services, and there is limited information available concerning the potential performance or market acceptance of our proposed services. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in commercialization of our services or that our efforts will result in successful commercialization.

We need substantial additional financing and a failure to obtain such required financing will inhibit our ability to grow or we may have to curtail or cease operations.

Our capital requirements relating to the developing and marketing of our services have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize additional proposed services. We anticipate requiring approximately $2,000,000 to $2,500,000 in additional financing for our longer term growth. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, you may lose your entire investment.

The continued growth of our business will require additional funding from time to time which would be used for general corporate purposes. General corporate purposes may include acquisitions, investments, repayment of debt, capital expenditures, repurchase of our capital stock and any other purposes that we may specify in any prospectus supplement. Obtaining additional funding would be subject to a number of factors including market conditions, operational performance and investor sentiment. These factors may make the timing, amount, terms and conditions of additional funding unattractive, or unavailable, to us.

The terms of any future financing may adversely affect your interest as stockholders.

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in our company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may reduce the value of your investment.

We could lose our competitive advantages if we are not able to continuously develop superior services in our market niche and gain substantial market penetration quickly.

Our success and ability to compete depends, to a significant degree, on our ability to continuously develop superior services in our selected market niche of targeting and providing information on publicly reporting companies with business based in China and obtain substantial market penetration quickly. Our business model is vulnerable to duplication by competitors, especially competitors who are established in providing business and financial information of publicly reporting companies, who have superior financial and technological resources, industry experiences and marketing capacities. It is difficult to take, and we have not taken, any action to protect our business model in our selected market niche. If any of our competitor’s copies our business model or develops similar services independently, we would not be able to compete as effectively.

We may face regulatory difficulties for our services.

Development of such a media solution might be subject to regulations of various national, state, and provincial authorities in various jurisdictions. To comply with the regulations we may face a variety of bureaucratic difficulties that may likely add extra financial burden to our company.

The online media industry in China is subject to regulations of several Ministries and the State Agencies, including China Internet Network Information Center (CNNIC), The Ministry of Public Security of the People’s Republic of China, the Ministry of Information Industry of the People’s Republic of China, and Internet Society of China (ISC) etc. Although we are not required to obtain authorization from these Ministries and State Agencies, the accessibility of our planned online media might be blocked in China for political or other unpredictable reasons, which might affect our business activities in China substantially.

The uncertain legal environments in the People’s Republic of China and our industry may be vulnerable to local government agencies who has persistent bureaucratic power over customers, reporters and other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us, when we enter substantial agreement of manufacturing and marketing of our proposed services in China.

Our Certificate of Incorporation and Bylaws contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties.

Our Certificate of Incorporation, as amended, and our Bylaws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages on an action brought by origin our right for breach of a director’s duties to us or to our stockholders except in certain limited circumstances. In addition, our Certificate of Incorporation, as amended, and our Bylaws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. The Certificate of Incorporation and the Bylaws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage or deter stockholders or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit our stockholders and directors and officers.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continual services of our senior management, including our President and Chief Executive Officer, Chenxi Shi, and our Vice President, Zibing Zhang. As a startup company, currently none of the senior management team draws salaries from our company. We do not carry key person life insurance on any of our officers or employees. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability.

Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical, sales and marketing, customer support personnel. Competition for qualified personnel is intense in our industry. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future. Our inability to hire and retain qualified personnel or the loss of the services of our key personnel could have a material adverse effect upon our business, financial condition and results of operations.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates in the aggregate, beneficially own approximately 78.61% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Because we do not have sufficient insurance to cover our business losses, we might have uninsured losses, increasing the possibility that you would lose your investment.

We may incur uninsured liabilities and losses as a result of the conduct of our business. We do not currently maintain any comprehensive liability or property insurance. Even if we obtain such insurance in the future, we may not carry sufficient insurance coverage to satisfy potential claims. We do not carry any business interruption insurance. Should uninsured losses occur, any purchasers of our common stock could lose their entire investment.

Risks Relating To Our Business

Our success depends upon the development of China’s and the world’s capital markets.

China is the one of the fastest growing economies in the world. China is now taking great efforts to develop its current capital market into a more effective one. The growth of China’s capital market might significantly reduce the necessity of Chinese companies to go public in the United States and Canada. Furthermore, Chinese companies also have the options to go public in other global capital markets such as those in Hong Kong and Singapore. The development of other global capital markets can also attract more companies to go public in those alternative stock markets. Moreover, Chinese regulators might limit the number and the ability of Chinese companies to go public in the United States and Canada. Because our online financial media outlet will focus on North American publicly reporting companies with business based in China, all these circumstances can have an adverse effect on our business.

We face competition from larger and stronger companies that have the resources to provide superior and less costly services.

The markets that we are entering are intensely competitive. We expect additional competition to come from the increasing number of new market entrants who can develop potentially competitive services. We will face competition from numerous sources, including, large established traditional and online media who have superior resources and industry experiences. Our potential competitors may succeed in developing services that are more effective or less costly (or both) than our services. Some of our potential competitors may be large, well-financed and established companies that have greater resources and, therefore, may be better able than us to compete for a share of the market.

Our business is to provide online financial information through our online financial media outlet for researching China-related stocks to North America financial institutions. To our best knowledge, there is no established online media focused on our selected market niche yet. However, we have to compete with a large number of traditional media providing similar or even superior services such as The Wall Street Journal, CNBC, Bloomberg and Financial Times. Competition also comes from various financial online media such as finance.yahoo.com, Reuters.com, wallst.net etc. These traditional and online financial media have superior financial resources, industry experiences, market penetration and marketing capacity. Potential new entrants can copy our business model and compete with us in our selected market niche as well. Our competitive edge relies upon providing a one place financial media solution for researching China-related stocks listed in North American stock exchanges. Our Chinese cultural and language literacy and local connections in China enable us to provide information that is not available to these established traditional and online media. Our media will also cover information about China-related companies, especially small to medium sized ones, which are usually not covered by these established media. However, there is no assurance we can compete with these established or new competitors effectively, and if we fail provide superior services effectively than these competitors, our business will fail and you will lose your entire investment.

Our operations depends upon the timeliness and quality of the services of web hosting service providers.

Our online financial media outlet is dependent on the quality and the timeliness of web hosting services. We currently use the web hosting services of DailyRazor Hosting (www.dailyrazor.com), a division of Vecordia Corporation. The failure to provide high quality and timely services of the provider will have material adverse effects on our business activities and our profitability.

We may face technological difficulties

Our online media outlet services are dependent upon the smooth operation of the software we develop. Shortcomings and bugs in the software may have material adverse effect on our business. Our online media outlet may also be vulnerable to attacks from hackers and computer viruses, which may cause interruption of our business.

We may be sued by reporting companies covered by our online financial media outlet, and investors who rely on information disseminated through our online financial media outlet.

We may have dispute with China related reporting companies about the materials and information we cover and disseminate through our online financial media outlet and thus be sued by these companies. Investors who make investment decisions relying upon information disseminated through our financial media outlet may also sue us for their losses. These legal proceedings might have material negative effect on profitability of our business.

Risks Relating To The People’s Republic Of China

The Economic Policies of the People’s Republic of Change Could Affect our Business.

Our business is to provide financial information through our online financial media outlet for researching China’s listed companies in the United States and Canada. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People’s Republic of China.

While the People’s Republic of China’s economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People’s Republic of China, but they may also have a negative effect on us.

The economy of the People’s Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People’s Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People’s Republic of China’s economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People’s Republic of China may hamper our ability to expand our business and/or operations. The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit income earned and proceeds received in connection with any off-shore operations or from other financial or strategic transactions the Company may consummate in the future.

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 29, 2007, the exchange rate between the Renminbi and the United States dollar was 7.6120 Renminbi to every one United States dollar.

We may have difficulty establishing adequate management, legal and financial controls in The People’s Republic of China.

The People’s Republic of China historically has not adopted a Western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction and enforce liability against our officers, directors and assets based in The People’s Republic of China.

Because some of our executive officers and current directors are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of stockholders in the United States.

Our business may face regulatory difficulties in the People’s Republic of China.

The online media industry in China is subject to regulations of several Ministries and the State Agencies, including China Internet Network Information Center (CNNIC), The Ministry of Public Security of the People’s Republic of China, the Ministry of Information Industry of the People’s Republic of China, and Internet Society of China (ISC). Although we are not required to obtain authorization or approval from these Ministries and State Agencies as a foreign online media, the accessibility of our online media might be blocked in China for political or other unpredictable reasons, which might adversely affect our business activities in China substantially. To comply with the regulations the Company may face a variety of bureaucratic difficulties that may likely add extra financial burden to our company. Bureaucracy and corruption that are often seen in China may also have adverse effects on our operation and financial conditions.

Risks Associated With Our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the National Association of Securities Dealers has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the National Association of Securities Dealers believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The National Association of Securities Dealers’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of the risk factors before making an investment decision with respect to our common stock.

Item 2.	Description of Property.

Executive Offices

Our executive and head offices are located at 1855 Talleyrand, Suite 203A, Brossard, Quebec, Canada. The offices are provided to us at no charge by Mr. Chenxi Shi. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

Item 3.	Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our Common stock was originally accepted for quotation on the OTC Bulletin Board under the Symbol “NWCH” on February 22, 2007.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board
Quarter Ended(1)	High	Low
June 30, 2007	$1.90	$1.00
March 31, 2007	$1.65	$1.00

(1)	Our common stock received approval for quotation on February 22, 2007. The first trade occurred March 20, 2007.

On September 5, 2007, the closing price for the common stock as reported by the quotation service operated by the OTC Bulletin Board was $0.51.

As of September 26, 2007, there were 59 holders of record of our common stock. As of such date, 15,900,000 common shares were issued and outstanding.

Our common shares are issued in registered form. Intercontinental Registrar & Transfer Agency Inc. of Boulder City, Nevada, located at Suite 1, 900 Buchanan Blvd, Boulder City, Nevada 89005, telephone: 702.293.6717 is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

On December 31, 2006, we issued an aggregate of 1,750,000 shares of common stock to two (2) individuals at a price of $0.01 per share for gross proceeds of $17,500. The common stock was issued to two (2) non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On December 31, 2006, we issued 250,000 shares of common stock at a price of $0.01 per share for gross proceeds of $2,500. The common stock was issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Item 6.	Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

We are a development stage company incorporated in Delaware on October 11, 2005. Our principal business until now has been to provide an online financial media outlet for researching China-related stocks. This media outlet provides financial news and commentary, online video broadcasting, and other information for researching China-related stocks. China-related stocks refer to the stocks issued by companies whose main operations are located in China. We have recently added a new business of management consulting services as part of our operation. Because our management believes that generating revenues is the most important factor for the early stage of our company’s operation, we decided to add the new business of management consulting in hope of being able to generate revenues sooner.

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

Our management believes that at this early stage of our company’s operation, generating revenue is the most important factor to maintain and achieve our business objectives. Because our management also believes that we have an advantage in our strong capability and experience in the small-to-medium-sized company going public process, we have also started a line of new business through provision of management consulting services to small-to-medium-sized companies. In this August, we incorporated a wholly owned subsidiary in China called News of China (Beijing) Management Consultants Co., Ltd. We have also employed three key employees in Beijing for the purpose of providing management consulting services to small-to-medium-size companies in China. We plan to aggressively expand this line of business in the next 12 months in order to generate revenues for our company.

In our management’s opinion, we plan to achieve the following milestones in the next 12 months to fully implement our business operations:

  Generate revenue from operations. We plan to provide management consulting services to small-to- medium-sized companies in China and provide them with our expertise in general business management. For those small-to-medium-sized companies in China that aspire to become publicly reporting and listed in North America, we would advise them and assist them in liaising with qualified professionals in North America. We will also encourage these companies to take advantage of the facility of our online financial media outlet to gain exposures to the investment community.

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

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Personnel Plan

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At June 30, 2007, we had a working capital of $58,526compared to working capital of $95,871 as at June 30, 2006.

At June 30, 2007, our total current assets were $72,393, which consist of $70,991 in cash and $1,402 in sales tax recoverable, as compared to total current assets of $103,357 as at June 30, 2006.

At June 30, 2007, our total current liabilities were $13,867 compared to total current liabilities of $7,486 as at June 30, 2006.

At June 30, 2007, we had cash on hand of $70,991 compared to $103,357 as at June 30, 2006.

For the year ended June 30, 2007, we posted a net loss of $57,345 compared to a net loss of $10,414 for the period from inception to June 30, 2006. Since incorporation, we have posted a net loss of $67,759. The principal components of the loss for the year ended June 30, 2007 were professional fees of $40,050 relating to legal and auditing fees paid for our company to become a publicly reporting company.

For the year ended June 30, 2007, we incurred operating expenses of $57,345 compared to $10,414 for the period from incorporation to June 30, 2006.

Cash Requirements

We will require additional funds to implement to grow our business. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is still no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to our being an exploration stage company and not having generated revenues, in the Audit Report by our Independent Registered Public Accounting Firm for the year ended June 30, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses, and through June 30, 2007 have incurred losses of $67,759 since our inception. Because of these historical losses, we will require additional working capital to develop our business operations. We intend to raise additional working capital through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans.

The continuation of our business is dependent upon obtaining further financing and achieving a break even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (i) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (ii) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not increase our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Going Concern

The audited financial statements included with this prospectus have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the financial statements.

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

Item 7.	Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm, dated August 9, 2007

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders' Deficiency

Notes to the Consolidated Financial Statements

News of China Inc.
(A Company in the Development Stage)

Financial Statements
June 30, 2007
(Expressed in U.S. Funds)

News of China Inc.
(A Company in the Development Stage)

Financial Statements
June 30, 2007
(Expressed in U.S. Funds)

RSM Richter S.E.N.C.R.L.
Comptables agréés
Chartered Accountants
2, Place Alexis Nihon
Montréal (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrichter.com

Report of Independent Registered
Public Accounting Firm

To the Shareholders and Board of Directors of
News of China Inc.
(A Company in the Development Stage)

We have audited the accompanying balance sheets of News of China Inc. (a company in the development stage) as at June 30, 2007 and 2006 and the related statement of operations, shareholders' equity and cash flows for the year ended June 30, 2007 and for the period from inception (October 11, 2005) to June 30, 2007 and June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal capital over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2007 and June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2007 and for the period from inception (October 11, 2005) to June 30, 2007 and June 30, 2006 in accordance with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 2 to the financial statements, the Company has never generated any revenue and this raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chartered Accountants

Montreal, Quebec
August 9, 2007

News of China Inc.
(A Company in the Development Stage)

Balance Sheet
(Expressed in U.S. Funds)

	As at
	June 30,	June 30,
	2007	2006
Assets
Cash	$70,991	$103,357
Sales tax recoverable	1,402	-
	$72,393	$103,357
Liabilities
Accrued liabilities	9,268	6,720
Loan payable, shareholder (note 4)	4,599	766
	13,867	7,486
Shareholders' Equity
Capital Stock (note 5)	1,590	1,390
Additional Paid-In Capital	124,695	104,895
Deficit Accumulated During Development Stage	(67,759)	(10,414)
	58,526	95,871
	$72,393	$103,357
See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Statement of Shareholders' Equity
From Inception (October 11, 2005) to June 30, 2007
(Expressed in U.S. Funds)

				Deficit
			During	Accumulated
			Additional	Total
	Common Stock		Paid-in	Development	Shareholders’
	Shares	Amount	Capital	Stage	Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	104,895	-	106,285
Net loss from inception (October 11, 2005) to June 30,	-	-	-	(10,414)	(10,414)
2006
Balance - June 30, 2006	13,900,000	1,390	104,895	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	$1,590	$124,695	$(67,759)	$58,526
See accompanying notes

News of China Inc.
(A Company in the Development Stage)
Statement of Operations
(Expressed in U.S. Funds)

				From		From
				Inception		Inception
		Year		(October 11,		(October 11,
		Ended		2005) to		2005) to
		June 30, 2007		June 30, 2006		June 30, 2007

Revenue	$	NIL	$	NIL	$	NIL

Expenses

General and administrative		19,559		5,498		25,057
Professional fees		40,050		6,720		46,770
Foreign exchange		(1,916)		(1,804)		(3,720)
Interest		(348)		-		(348)
		57,345		10,414		67,759

Net Loss		$(57,345)		$(10,414)		$(67,759)

Basic Weighted Average Number of Shares		14,900,000		11,856,25		13,682,50
Outstanding				0		0

Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Statement of Cash Flows
(Expressed in U.S. Funds)

		From	From
		Inception	Inception
	Year	(October 11,	(October 11,
	Ended	2005) to	2005) to
	June 30, 2007	June 30, 2006	June 30, 2007

Funds Provided (Used) -

Operating Activities

Net Loss	$(57,345)	$(10,414)	$(67,759)
Changes in non-cash operating elements
of
working capital	1,146	6,720	7,866
	(56,199)	(3,694)	(59,893)

Financing Activities

Loan payable, shareholder	3,833	766	4,599
Capital stock issuance	20,000	106,285	126,285
	23,833	107,051	130,884

Increase (Decrease) in Cash	(32,366)	103,357	70,991

Cash
Beginning of Period	103,357	-	-

End of Period	70,991	103,357	70,991

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2007
(Expressed in U.S. Funds)

1.	Organization and Basis of Presentation

The Company was incorporated in the State of Delaware on October 11, 2005 and is based in Montreal, Quebec, Canada. Its principal business is the development of a financial website focused on researching companies whose main operations are in China and are listed on American and Canadian stock exchanges.

The Company is a development stage enterprise as defined by Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company's main activities to date have been developing a market for its services. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The financial statements are expressed in U.S. funds.

2.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and ability to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2007, the Company has accumulated losses of $67,759 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
(A Company in the Development Stage)
Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2007
(Expressed in U.S. Funds)

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The financial statements include estimates based on currently available information and management's judgment as to the outcome of future conditions and circumstances.

Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of the financial statements and actual results could differ from the estimates and assumptions.

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Unless otherwise indicated, the carrying value of these financial instruments approximates their fair market value. It is not practical to determine the fair value of the amounts due to related parties due to their related party nature and the absence of a market for such instruments.

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar. Accounts in foreign currency have been translated into the United States dollar as follows:

Monetary balance sheet items - at exchange rates in effect at the balance sheet date;

Non-monetary item - at exchange rates in effect on the dates of the transactions;

Revenue and expenses - at average exchange rates prevailing during the period.

Gains and losses arising from foreign currency translation are included in income.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2007
(Expressed in U.S. Funds)

3.	Summary of Significant Accounting Policies (Cont'd)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No109, ''Accounting for Income Taxes''. Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax assets and rates on the date of enactment.

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year.

Newly Issued Accounting Pronouncements

In June 2006, FASB issued Interpretation No. 48, ''Accounting for Uncertainty in Income Taxes'' (''FIN48''). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ''Accounting for Income Taxes''. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 shall be effective as of July 1, 2007. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial position on statement of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of FAS 157 are effective for fiscal year ends beginning on/or after November 15, 2007. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial position or statement of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2007
(Expressed in U.S. Funds)

3.	Summary of Significant Accounting Policies (Cont'd)

Newly Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued FASB Statement No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (FAS 159), which includes an amendment to FASB Statement No. 115. The statement permits entities to choose, at specified election dates, to measure eligible financial assets and financial liabilities at fair value (referred to as the "fair value option") and report associated unrealized gains and losses in earnings. Statement 159 is effective for fiscal years beginning on or after November 15, 2007. The adoption of this pronouncement is not expected to have a significant impact on the Company's financial position or statement of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2007
(Expressed in U.S. Funds)

4.	Loan Payable, Shareholder

The loan payable, shareholder is payable on demand and is non-interest bearing.

5.	Capital Stock

	2007	2006
Authorized 50,000,000 shares at par value of $0.0001
per share -

Issued -

15,900,000 (2006 - 13,900,000) common shares	$1,590	$1,390

From October 11, 2005 (date of inception) to January 31, 2006, the Company issued 12,850,000 common shares for cash consideration, in aggregate, of $1,285.

From March 1, 2006 to June 30, 2006, the Company issued 1,050,000 common shares for cash consideration, in aggregate, of $105,000 of which $104,895 was charged as additional paid-in capital.

On December 31, 2006, the Company issued 2,000,000 common shares for cash consideration of $20,000, of which $19,800 was charged to additional paid-in capital.

6.	Income Taxes

As at June 30, 2007, there were Canadian and provincial income tax losses that may be applied against earnings of future years, not later than as follows:

2016	$9,648
2027	57,000

A valuation allowance has been applied against the entire deferred tax assets balance.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2007
(Expressed in U.S. Funds)

7.	Related Party Transactions

Included in general and administrative are approximately $11,000 (2006 - $4,500) paid to two shareholder officers for technical support services rendered for the Company and approximately $780 (2006 - $Nil) paid to a shareholder for accounting services rendered for the Company. Included in professional fees are approximately $5,500 (2006 - $Nil) paid to a shareholder officer for consulting services rendered for the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being June 30, 2007. This evaluation was carried out under the supervision and with the participation of our chief executive officer and chief financial officer, Mr. Chenxi Shi, with the participation of our company's management, including our company's president and our company’s treasurer. Based upon that evaluation, our company's chief executive officer and chief financial officer, along with our company’s president and our company’s treasurer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company’s chief executive officer and chief financial officer, along with our company’s president and our company’s treasurer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at September 26, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Chenxi Shi	President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	41	October 2005
Zibing Zhang	Vice President	37	October 2005
Zhenyu Chen	Vice President	37	May 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Chenxi Shi, President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director

Mr. Shi is our founding director and has served as the Chairman of the Board of the Directors since the founding of our company in October 11, 2005 (Date of Inception). He has over 10 years of work experience in computer technology and business management. Mr. Shi has held various technical and managerial positions from entry level to the corporate senior. Mr. Shi has worked in Northern Jiaotong University, Beijing Jiada Technologies Company, Legend Computer Group Co. (Lenovo) and Investors Group of Canada. Mr. Shi received his Bachelor of Science degree in computer sciences from Northern Jiaotong University and his Master of Business Administration degree from Peking University.

Mr. Shi provides his services on a full time basis to our company. Mr. Shi is also the President and CEO and a director of Royaltech Corp., a Delaware corporation currently registering its securities under the 1933 Securities Act for resale.

Zibing Zhang, Vice President

Mr. Zhang is a founder of our company and has served as Vice President since founding our company in October 11, 2005 (Date of Inception). He has over 12 years of work experience in computer technology, financial services and business management. Mr. Zhang has held various technical and managerial positions from entry level to the corporate senior. Mr. Zhang has worked in Liaoning Chengda Group, Holyworks Corp, ZTE Telecom and Investors Group of Canada. Mr. Zhang received a Bachelor of Engineering degree in industrial engineering management from Dalian University of Technology and a Master of Business Administration degree from McGill University. Mr. Zhang provides his services on a full time basis to our company.

Zhenyu Chen, Vice President

Mr. Chen joined our company in May 1, 2006 and has served as Vice President since then. He has over 10 years of work experience in computer technology and project management. Mr. Chen has held various technical and managerial positions in Mitsui Group, DTK Computer Co., Ltd, and Nova Technology. Mr. Chen received his B.S. degree in mathematics from Shanghai Fudan University and a Mater of Business Administration degree from HEC Montreal. Mr. Chen provides his services on a full time basis to our company since he joined our company on May 1, 2006.

Audit Committee and Audit Committee Financial Expert

We do not have an Audit Committee, our board of directors performs the functions of an Audit Committee. The current size of our board of directors does not facilitate the establishment of a separate committee.

Our board of directors has determined that it does not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of the issues reasonably expected to be raised by our company. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Other Committees of the Board

Compensation Committee

We do not have a compensation committee.

Nominating Committee

We do not have a Nominating Committee, our entire board of directors perform the functions of a Nominating Committee and oversee the process by which individuals may be nominated to our board of directors.

The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate Nominating Committee consisting of independent directors, if the number of our directors is expanded.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Code of Ethics

On September 10, 2007, our board of directors confirmed the adoption of our Code of Ethics and Business Conduct that applies to, among other persons, our company's chief executive officer, president and chief financial officer (being our principal executive officer, principal financial officer and principal accounting officer), as well as persons performing similar functions. As adopted, our Code of Ethics and Business Conduct sets forth written standards that are designed to deter wrongdoing and to promote:

1. honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2. full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3. compliance with applicable governmental laws, rules and regulations;

4. the prompt internal reporting of violations of the Code of Ethics and Business Conduct to an appropriate person or persons identified in the Code of Ethics and Business Conduct; and

5. accountability for adherence to the Code of Ethics and Business Conduct.

Our Code of Ethics and Business Conduct requires, among other things, that all of our company's senior officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

In addition, our Code of Ethics and Business Conduct emphasizes that all employees have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to our company. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Ethics and Business Conduct by another.

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to: News of China Inc., Suite 203A, 1855 Talleyrand, Brossard, Quebec, Canada, J4W 2Y9.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 10.	Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2007 who had total compensation exceeding $100,000; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended June 30, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Chenxi Shi President, Treasurer, CEO, CFO and Director	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zibing Zhang Vice President	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zhenyu Chen Vice President	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Employment/Consulting Agreements

Other than as set out below, we have not entered into any employment agreement or consulting agreement with our directors and executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Stock Options and Stock Appreciation Rights

From the date of inception to June 30, 2007, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on April 30, 2007.

We currently do not have a stock option plan.
Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2007.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

As of September 26, 2007, there were 15,900,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of June 12, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Chenxi Shi 1855 Talleyrand #203A Brossard, QC, Canada	10,500,000(2)	66.03%
Zibing Zhang 3-5557 Cote Des Neiges Montreal, QC, Canada	1,000,000	6.29%
Zhenyu Chen 3-5557 Cote Des Neiges Montreal, QC, Canada	1,000,000	6.29%
Directors and Executive Officers as a Group (3 people)	12,500,000	78.61%

(1)	Based on 15,900,000 shares outstanding as of September 26, 2007.

(2)	Of these, 1,000,000 are held directly by Mr. Shi and 9,500,000 are held by Aventech Capital Inc., a company owned by Mr. Shi.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Corporate Governance

We currently act with one (1) director, consisting of Chenxi Shi.

We have determined that we current do not have any independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Our board of directors currently does not have any committees.

Item 13.	Exhibits

Exhibit
No.	Description of Exhibit
(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)

3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)

Exhibit
No.	Description of Exhibit

(10)	Material Contracts

10.1	Form of Subscription Agreement between News of China Inc. and each of the following persons: (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)

	Name	Number of Common Shares Purchased at $0.10 per Share
	Dali He	500,000
	Lu Yang	500,000
	Artur Berzoi	1,000
	Beihua Hu	1,000
	Bo Wu	1,000
	Chun Wang	1,000
	Chun Xu	1,000
	Cuixia Zhu	1,000
	Dachen Jiang	1,000
	Dan Liu	1,000
	Danmei Yu	1,000
	Donglei Li	1,000
	Feiyun Chen	1,000
	Fengyuan Jiang	1,000
	Frederic Tessier	1,000
	Guanghui Lu	1,000
	Guixin Li	1,000
	Haiping Gao	1,000
	Hui Ma	1,000
	Ji Ma	1,000
	Jia Chen	1,000
	Jiayuan Zhou	1,000
	Jibin Meng	1,000
	Jie Luo	1,000
	Jie Zhang	1,000
	Jing He	1,000
	Jing Wu	1,000
	Jing Ye	1,000
	Junzheng Wang	1,000
	Kai Yu	1,000
	Li Zhang	1,000
	Meixiang Sun	1,000
	Mingfeng Zhao	1,000
	Pu Theresa Yan	1,000
	Qing Chen	1,000
	Qu Wei	1,000
	Qun Zheng	1,000
	Shan Lu	1,000
	Tao Jiang	1,000
	Tong Wang	1,000
	Wantao Deng	1,000
	Weiping Di	1,000
	Xin Mo	1,000
	Xu Shang Fang	1,000
	Yajuan Mu	1,000
	Yang Li	1,000
	Yanzong Shao	1,000
	Yi Yang	1,000
	Zhaoxia Fan	1,000
	Zhen Jiang	1,000
	Zhitian Zhuang	1,000
	Zhiyong Wu	1,000
	Total	1,050,000

Exhibit
No.	Description of Exhibit
(14)	Code of Ethics

14.1*	Code of Ethics adopted September 10, 2007

(31)	Section 302 Certification

31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended June 30, 2007 and June 30, 2006:

Services	2007	2006
Audit fees	$13,500	$6,720
Tax fees	$0	$0
All other fees	$43,845	$3,694

Total fees	$57,345	$10,414

Audit Fees. Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by RSM Richter, Chartered Accountants for the fiscal years ended June 2007 and 2006 in connection with statutory and regulatory filings or engagements.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use RSM Richter for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage RSM Richter to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before RSM Richter is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by RSM Richter and believe that the provision of services for activities unrelated to the audit is compatible with maintaining RSM Richter’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS OF CHINA INC.

/s/ Chenxi Shi
By: Chenxi Shi, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: September 27, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NEWS OF CHINA INC.

/s/ Chenxi Shi
By: Chenxi Shi, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: September 27, 2007