Form 10QSB
period 2007-09-30
News of China Inc
filed 2007-11-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-51241

NEWS OF CHINA INC.
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

15,900,000 shares of common stock issued and outstanding as of November 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [ X ]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by News of China Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended September 30, 2007 and for the period from inception (October 11, 2005) to September 30, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report filed on Form 10-KSB.

News of China Inc.
(A Company in the Development Stage)
Interim Balance Sheet
(Expressed in U.S. Funds)

	September 30,	June 30,
	2007	2007
	(unaudited)
Assets

Cash	$74,295	$70,991
Sales taxes recoverable	1,445	1,402
	$75,740	$72,393
Liabilities

Accrued liabilities	10,870	9,268
Loans payable, shareholders (note 3)	12,178	4,599
	23,048	13,867
Shareholders' Equity

Capital Stock (note 4)	1,590	1,590
Additional Paid-In Capital	124,695	124,695
Deficit During the Development Stage	(73,593)	(67,759)
	52,692	58,526
	$75,740	$72,393

See accompanying notes

News of ChinaInc.
(A Company in the Development Stage)
Interim Statement of Shareholders’ Equity
(Expressed in U.S. Funds)
(Unaudited)

				Accumulated
				Deficit
				During the	Total
	Common Stock		Additional	Development	Shareholders’
	Shares	Amount	Paid-in Capital	Stage	Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	-
Issue of common shares	13,900,000	1,390	-	-	$1,390
Additional Paid-in Capital	-	-	104,895	-	104,895
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	(10,414)	(10,414)
Balance – June 30, 2006	13,900,000	1,390	104,895	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	(57,345)	(57,345)
Balance – June 30, 2007	15,900,000	$1,590	$124,695	$(67,759)	$58,526
Net loss for the three months ended September 30, 2007	-	-	-	(5,834)	(5,834)
Balance – September 30, 2007	15,900,000	$1,590	$124,695	$(73,593)	$52,692

See accompanying notes

News of China Inc.
(A Company in the Development Stage)
Interim Statement of Operations
(Expressed in U.S. Funds)
(Unaudited)

						From Inception
						(October 11, 2005)
		September 30,		September 30,		to
		2007		2006		September 30,
		(3 months)		(3 months)		2007
Revenue	$	NIL	$	NIL	$	NIL

Expenses

General and administration expenses		1,139		7,695		26,196
Professional fees		9,283		5,592		56,053
Foreign exchange		(4,223)		(1,451)		(7,943)
Interest		(365)		-		(713)
		5,834		11,836		73,593

Net Loss		$(5,834)		$(11,836)		$(73,593)

Basic Weighted Average Number of Shares
Outstanding		15,900,000		13,900,000		13,971,739

Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)
Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

			From Inception
			(October 11, 2005)
	September 30,	September 30,	to
	2007	2006	September 30,
	(3 months)	(3 months)	2007
Funds Provided (Used) -

Operating Activities

Net Loss	$(5,834)	$(11,836)	$(73,593)
Changes in non-cash operating elements
of working capital	1,559	2,385	9,425
	(4,275)	(9,451)	(64,168)
Financing Activities

Loans payable, shareholders	7,579	1,325	12,178
Capital stock issuance	-	-	126,285
	7,579	1,325	138,463

Increase (Decrease) in Cash	3,304	(8,126)	74,295

Cash

Beginning of Period	70,991	103,357	-
End of Period	$74,295	$95,231	$74,295

See accompanying notes

News of China Inc.
(A Company in the Development Stage)
Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2007
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the year ended June 30, 2007.

2.	Going Concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at September 30, 2007, the Company has accumulated losses of $73,593 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Loans Payable, Shareholders

The loans payable, shareholders are payable on demand and are non-interest bearing.

4.	Capital Stock

Authorized 50,000,000 shares at par value of $0.0001 per share -
Issued -
15,900,000 common shares	$1,590

News of China Inc.
(A Company in the Development Stage)
Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2007
(Expressed in U.S. Funds)
(Unaudited)

5.	Related Party Transactions

Included in professional fees for the three month period ended September 30, 2007 are approximately $6,300 ($Nil for the three month period ended September 30, 2006) paid to a major shareholder for management consulting services rendered to the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

6.	Subsequent Event

Subsequent to September 30, 2007, the Company made a $30,000 capital investment in News of China (Beijing) Management Consultants Co Ltd. ("Chinese Corporation").

As per the Company Law of the People's Republic of China, in order for Chinese Corporation to initiate registration it must have at minimum $30,000 as a capital investment and its registration application must be approved by the Chinese government.

In order to sustain its registration status, it must receive an additional $120,000 of a capital investment by August 6, 2008. The Company has not yet determined whether it will contribute the remaining required capital investment.

The Chinese Corporation would be a wholly owned subsidiary of the Company should all the registration and capital investment requirements be met. In the event the Company decided not to contribute the remaining required capital investment of $120,000, it would as a result hold 20% ownership in the Chinese Corporation.

The Company made its initial $30,000 contribution on October 22, 2007. To date the Chinese Corporation has incurred expenses in the approximate amount of $8,000. In addition, the Chinese Corporation has a loan payable to its management for approximately $8,000.

Item 2.	Management's Discussion and Analysis or Plan of Operation Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “shares of common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “News” mean News of China Inc., a Delaware corporation, unless otherwise indicated.

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

We finished our online financial media outlet software development in August, 2006, and our media outlet became operational online at www.newsofchina.com in August 2006. Since the successful launch of our online financial media outlet, we have been diligently updating the contents of our online financial media outlet with relevant news updates, editorials and market analyses relating to public companies with business operations in China. In addition to Mr. Chenxi Shi and Mr. Zibing Zhang, we have engaged additional part time staff members to help us gather relevant financial information for the contents of our online financial media outlet. If any of relevant financial information is originally presented in Chinese, our staff translates it into English for posting on our online media outlet. Furthermore, we also produce a weekly video webcast on the news and market trends for public companies with business operations in China. Viewers can access the weekly video webcasts simply by visiting our online media outlet.

Furthermore, in December of 2006, Messrs. Zhang and Shi also traveled to China to promote our business with the investment community there. During this trip, Messrs. Zhang and Shi attended meetings with candidates who can assist us to gather and collect relevant financial information in China on Chinese reporting companies. Messrs. Zhang and Shi also met with individuals from Beijing University to discuss the possibility of organizing an investor relations forum at Beijing University. It is hoped that our company would then be able to promote the benefits of its online media outlet to the attendees. Recently, our online financial media outlet experienced software difficulty and is currently not operational. We are working on fixing the software problem for our online financial media outlet and hope to have it operational again shortly.

Our management believes that at this early stage of our company’s operation, generating revenue is the most important factor to maintain and achieve our business objectives. Because our management also believes that we have an advantage in our strong capability and experience in the small-to-medium-sized company going public process, we have also started a line of new business through provision of management consulting services to small-to-medium-sized companies. In this August, we incorporated a wholly owned subsidiary in China called News of China (Beijing) Management Consultants Co., Ltd. We have paid the initial capital registration fee of $30,000 as required under Chinese company law and a further capital contribution in the amount of $120,000 is required to be made by August 6, 2008. Our ability to make this further capital contribution is dependant upon the success of our operations and our ability to obtain further financing.

We have also employed three key employees in Beijing through News of China (Beijing) Management Consultants Co., Ltd. for the purpose of providing management consulting services to small-to-medium-size companies in China. We plan to aggressively expand this line of business in the next 12 months in order to generate revenues for our company.

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

  Attract Chinese listed companies to issue press release, media and advertisements on the web site. We have already contacted some companies, who have expressed their interest but have not reached any definitive agreement yet. We believe that we still need to increase our reputation and improve our content of the media outlet in order to have the capability to reach material agreements with these companies and generate substantial revenue.

  Organize a professional management consulting team with rich experience in the management consulting field. We envision our management consulting team to have an education background and work experience in financial services industry both in China and in North America and to be proficient in business management and North American regulations concerning listing publicly. Moreover, we envision that the unique cultural background of our management consulting team would enable them to better understand Chinese business enterprises.

  Build a basic support team of 10 members including editors, reporters, marketing and information technology support persons. The support team will be in charge of reporting, editing and maintenance of the contents of the website, marketing of the media and technical support of servers and databases, etc.

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

Results of Operations

During the quarter ended September 30, 2007, we focused on completion of the development of our website on www.newsofchina.com. We have collected and reported financial news in respect of approximately 400 publicly North America traded companies related to China.

In the three months ended September 30, 2007, we realized a loss of $5,834, compared to a loss of $11,836 for the three months ended September 30, 2006. Our loss for the three month ended September 30, 2007 consists of general & administrative expenses in the amount of $1,139 and professional fees in the amount of $9,283. General & administrative expense include business travel and regular administrative fees for the company and professional fees include auditing and legal expenses.

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

At September 30, 2007, we had a working capital of $52,692 compared to working capital of $84,035 as at September 30, 2006.

At September 30, 2007, our total current assets were $75,740, which consist of $74,295 in cash and $1,445 in sales tax recoverable, as compared to total current assets of $96,595 as at September 30, 2006.

At September 30, 2007, our total current liabilities were $23,048 compared to total current liabilities of $12,560 as at September 30, 2006.

For the period ended September 30, 2007, we posted a net loss of $5,834 compared to a net loss of $11,836 for the three months ended September 30, 2006. Since incorporation, we have accumulated a net loss of $73,593. The principal components of the loss for the period ended September 30, 2007 were professional fees of $9,283.

For the period ended September 30, 2007, we incurred operating expenses of $5,834 compared to $11,836 for the three months ended September 30, 2006.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, FASB issued Interpretation No. 48, ''Accounting for Uncertainty in Income Taxes'' (''FIN48''). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, ''Accounting for Income Taxes''. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 shall be effective as of July 1, 2007. The adoption of this pronouncement does not have a significant impact on our financial position or statement of operations.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of FAS 157 are effective for fiscal year ends beginning on/or after November 15, 2007. The adoption of this pronouncement is not expected to have a significant impact on our financial position or statement of operations.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer (our chief executive officer and chief financial officer, Mr. Chenxi Shi) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2007, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit
No.	Description of Exhibit

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)

3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)

Exhibit
No.	Description of Exhibit

(10)	Material Contracts

10.1	Form of Subscription Agreement between News of China Inc. and each of the following persons: (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)

			Number of Common
	Number of Common Shares		Shares Purchased at $0.10
Name	Purchased at $0.10 per Share	Name	per Share
Dali He	500,000	Jing Wu	1,000
Lu Yang	500,000	Jing Ye	1,000
Artur Berzoi	1,000	Junzheng Wang	1,000
Beihua Hu	1,000	Kai Yu	1,000
Bo Wu	1,000	Li Zhang	1,000
Chun Wang	1,000	Meixiang Sun	1,000
Chun Xu	1,000	Mingfeng Zhao	1,000
Cuixia Zhu	1,000	Pu Theresa Yan	1,000
Dachen Jiang	1,000	Qing Chen	1,000
Dan Liu	1,000	Qu Wei	1,000
Danmei Yu	1,000	Qun Zheng	1,000
Donglei Li	1,000	Shan Lu	1,000
Feiyun Chen	1,000	Tao Jiang	1,000
Fengyuan Jiang	1,000	Tong Wang	1,000
Frederic Tessier	1,000	Wantao Deng	1,000
Guanghui Lu	1,000	Weiping Di	1,000
Guixin Li	1,000	Xin Mo	1,000
Haiping Gao	1,000	Xu Shang Fang	1,000
Hui Ma	1,000	Yajuan Mu	1,000
Ji Ma	1,000	Yang Li	1,000
Jia Chen	1,000	Yanzong Shao	1,000
Jiayuan Zhou	1,000	Yi Yang	1,000
Jibin Meng	1,000	Zhaoxia Fan	1,000
Jie Luo	1,000	Zhen Jiang	1,000
Jie Zhang	1,000	Zhitian Zhuang	1,000
Jing He	1,000	Zhiyong Wu	1,000

	Total	1,050,000

(14)	Code of Ethics

14.1	Code of Ethics adopted September 10, 2007 (incorporated by reference from our annual report on Form 10- KSB filed September 28, 2007)

(31)	Section 302 Certification

31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification

32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

         Date: November 14, 2007