Form 10QSB
period 2007-12-31
News of China Inc
filed 2008-02-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

15,900,000 shares of common stock issued and outstanding as of February 13, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

PART I – FINANCIAL INFORMATION

Item 1.                Financial Statements

These financial statements have been prepared by News of China Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended December 31, 2007 and for the period from inception (October 11, 2005) to December 31, 2007. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report filed on Form 10-KSB.

News of China Inc.
(A Company in the Development Stage)

Interim Balance Sheet
(Expressed in U.S. Funds)

	December 31,	June 30,
	2007	2007
	(unaudited)
Assets
Cash	$44,142	$70,991
Sales taxes recoverable	1,422	1,402
Advance receivable (note 3)	30,000	-
	$75,564	$72,393
Liabilities
Accrued liabilities	20,701	9,268
Loans payable, shareholders (note 4)	19,960	4,599
	40,661	13,867
Shareholders' Equity
Capital Stock (note 5)	1,590	1,590
Additional Paid-In Capital	124,695	124,695
Deficit During the Development Stage	(91,382)	(67,759)
	34,903	58,526
	$75,564	$72,393

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Shareholders' Equity
(Expressed in U.S. Funds)
(Unaudited)

				Accumulated
				Deficit
				During the	Total
	Common Stock		Additional	Development	Shareholders'
	Shares	Amount	Paid-in Capital	Stage	Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	-	-	1,390
Additional Paid-in Capital	-	-	104,895	-	107,895
Net loss from inception (October 11, 2005) to June 30,	-	-	-	(10,414)	(10,414)
2006
Balance - June 30, 2006	13,900,000	1,390	104,895	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	(67,759)	58,526
Net loss for the three months ended September 30,	-	-	-	(5,834)	(5,834)
2007
Balance - September 30, 2007	15,900,000	1,590	124,695	(73,593)	52,692
Net loss for the three months ended December 31,	-	-	-	(17,789)	(17,789)
2007
Balance - December 31, 2007	$15,900,000	$1,590	$124,695	$(91,382)	$34,903

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Operations
(Expressed in U.S. Funds)
(Unaudited)

										From Inception
										(October 11, 2005)
		December 31,		December 31,		December 31,		December 31,		to
		2007		2006		2007		2006		December 31,
		(3 months)		(3 months)		(6 months)		(6 months)		2007

Revenue	$	NIL	$	NIL	$	NIL	$	NIL	$	NIL
Expenses

General and administrative		3,521		8,824		4,660		16,519		29,717
Professional fees		14,819		10,997		24,102		16,589		70,872
Foreign exchange		(339)		2,914		(4,562)		1,463		(8,282)
Interest		(212)		-		(577)		-		(925)

		17,789		22,735		23,623		34,571		91,382

Net Loss		$(17,789)		$(22,735)		$(23,623)		$(34,571)		$(91,382)

Basic Weighted Average Number of Shares
Outstanding		15,900,000		14,566,666		15,900,000		14,233,333		14,194,231

Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

					From Inception
					(October 11, 2005
	December 31,	December 31,	December 31,	December 31,	to
	2007	2006	2007	2006	December 31,
	(3 months)	(3 months)	(6 months)	(6 months)	2007
Funds Provided (Used) -
Operating Activities
Net loss	$(17,789)	$(22,735)	$(23,623)	$(34,571)	$(91,382)
Changes in non-cash operating elements of working
capital	9,854	(1,879)	11,413	506	19,279
	(7,935)	(24,614)	(12,210)	(34,065)	(72,103)
Financing Activities
Loans payable, shareholders	7,782	(1,344)	15,361	(19)	19,960
Capital stock issuance	-	-	-	-	126,285
	7,782	(1,344)	15,361	(19)	146,245
Investing Activity
Advance receivable	(30,000)	-	(30,000)	-	(30,000)
Increase (Decrease) in Cash	(30,153)	(25,958)	(26,849)	(34,084)	44,142
Cash
Beginning of Period	74,295	95,231	70,991	103,357	-
End of Period	$44,142	$69,273	$44,142	$69,273	$44,142

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to December 31, 2007
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

News of China Inc. (A Company in the Development Stage)(the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at December 31, 2007, the Company has accumulated losses of $91,382 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Advance Receivable

During the first quarter, the Company had expressed an intention to establish a Chinese corporation with a required total investment of $150,000. On October 22, 2007, the Company advanced $30,000 to its agent who was to be responsible for aiding the Company with the incorporation of the Chinese corporation.

Subsequent to the advance of $30,000, the Company's management decided not to invest the remaining $120,000 in order to complete the incorporation process. As a consequence thereof, the agent will repay the advance in full to the Company.

The advance is non-interest bearing and receivable on demand.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to December 31, 2007
(Expressed in U.S. Funds)
(Unaudited)

4.	Loans Payable, Shareholders

The loans payable, shareholders are payable on demand and are non-interest bearing.

5.	Capital Stock

Authorized 50,000,000 shares at par value of $0.0001 per share	-
Issued -
15,900,000 common shares	$1,590

6.	Related Party Transactions

Included in professional fees for the three-month period ended December 31, 2007 are approximately $6,000 ($Nil for the three-month period ended December 31, 2006; $12,300 for the six-month period ended December 31, 2007; $Nil for the six-month period ended December 31, 2006) paid to a major shareholder for management consulting services rendered to the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

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

Plan of Operation

We are a development stage company incorporated in Delaware on October 11, 2005. Our principal business until recently has been to provide an online financial media outlet for researching China-related stocks. This media outlet provides financial news and commentary, online video broadcasting, and other information for researching China-related stocks. China-related stocks refer to the stocks issued by companies whose main operations are located in China.

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

In August 2007, we added another line of business in providing management consulting services as part of our operation. We had added the new business of management consulting in hope of being able to generate revenues sooner. We incorporated a wholly owned subsidiary in China called News of China (Beijing) Management Consultants Co., Ltd. and paid the initial capital registration fee of $30,000 as required under Chinese company law. However, the further capital contribution in the amount of $120,000 was too onerous for our company at this early development stage, so subsequent to the advance of $30,000, we decided not to invest the remaining $120,000 in order to complete the incorporation process. As a consequence thereof, our agent in China will repay the advance in full to our company.

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

Results of Operations

During the quarter ended December 31, 2007, we focused on completion of the development of our website on www.newsofchina.com. We have collected and reported financial news in respect of approximately 400 publicly North America traded companies related to China.

Three months ended December 31, 2007 compared to three months ended December 31, 2006

During the three months ended December 31, 2007, we realized a loss of $17,789, compared to a loss of $22,735 for the three months ended December 31, 2006. Our loss for the three month ended December 31, 2007 consists of general & administrative expenses in the amount of $3,521 (2006 - $8,824) and professional fees in the amount of $14,819 (2006 - $10,997). General & administrative expense include business travel and regular administrative fees for the company and professional fees include auditing and legal expenses.

Six months ended December 31, 2007 compared to six months ended December 31, 2006

During the six months ended December 31, 2007, we realized a loss of $23,623, compared to a loss of $34,571 for the six months ended December 31, 2006. Our loss for the six month ended December 31, 2007 consists of general & administrative expenses in the amount of $4,660 (2006 - $16,519) and professional fees in the amount of $24,102 (2006 - $16,589). General & administrative expense include business travel and regular administrative fees for the company and professional fees include auditing and legal expenses.

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

At December 31, 2007, we had a working capital of $34,903 compared to working capital of $81,300 as at December 31, 2006.

At December 31, 2007, our total current assets were $75,564, which consist of $44,142 in cash, $1,422 in sales tax recoverable and advanced receivable of $30,000, as compared to total current assets of $91,218 as at December 31, 2006.

At December 31, 2007, our total current liabilities were $40,661 compared to total current liabilities of $9,918 as at December 31, 2006.

For the six month period ended December 31, 2007, we posted a net loss of $23,623 compared to a net loss of $34,571 for the six months ended December 31, 2006. Since incorporation, we have accumulated a net loss of $91,382. The principal components of the loss for the period ended December 31, 2007 were professional fees of $24,102.

For the six month period ended December 31, 2007, we incurred operating expenses of $23,623 compared to $34,571 for the six months ended December 31, 2006.

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

As at December 31, 2007, we had an accumulated deficit of $91,382 since inception. We anticipate continuing to incur significant losses until, at the earliest; we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

The economic policies of the People’s Republic of China could affect our business.

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

Capital outflow policies in the People’s Republic of China may hamper our ability to expand our business and/or operations. The People’s Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit income earned and proceeds received in connection with any off-shore operations or from other financial or strategic transactions we may consummate in the future.

Fluctuation of the Renminbi could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of February 12, 2008, the exchange rate between the Renminbi and the United States dollar was 7,184 Renminbi to every one United States dollar.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

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

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

As of December 31, 2007, the end of the six month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 6. Exhibits.

The following exhibits, required by Item 601 of Regulation S-B, are being filed as part of this quarterly report, or are incorporated by reference where indicated:

Exhibit No.	Description of Exhibit
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and each of the following persons: (incorporated by reference from our registration statement on Form SB-2 filed September 25, 2006)

	Number of Common Shares		Number of Common Shares
Name	Purchased at $0.10 per Share	Name	Purchased at $0.10 per Share
Dali He	500,000	Jing Wu	1,000
Lu Yang	500,000	Jing Ye	1,000
Artur Berzoi	1,000	Junzheng Wang	1,000
Beihua Hu	1,000	Kai Yu	1,000
Bo Wu	1,000	Li Zhang	1,000
Chun Wang	1,000	Meixiang Sun	1,000
Chun Xu	1,000	Mingfeng Zhao	1,000
Cuixia Zhu	1,000	Pu Theresa Yan	1,000
Dachen Jiang	1,000	Qing Chen	1,000
Dan Liu	1,000	Qu Wei	1,000
Danmei Yu	1,000	Qun Zheng	1,000
Donglei Li	1,000	Shan Lu	1,000
Feiyun Chen	1,000	Tao Jiang	1,000
Fengyuan Jiang	1,000	Tong Wang	1,000
Frederic Tessier	1,000	Wantao Deng	1,000
Guanghui Lu	1,000	Weiping Di	1,000
Guixin Li	1,000	Xin Mo	1,000
Haiping Gao	1,000	Xu Shang Fang	1,000
Hui Ma	1,000	Yajuan Mu	1,000
Ji Ma	1,000	Yang Li	1,000
Jia Chen	1,000	Yanzong Shao	1,000
Jiayuan Zhou	1,000	Yi Yang	1,000
Jibin Meng	1,000	Zhaoxia Fan	1,000
Jie Luo	1,000	Zhen Jiang	1,000
Jie Zhang	1,000	Zhitian Zhuang	1,000
Jing He	1,000	Zhiyong Wu	1,000

	Total	1,050,000

(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (incorporated by reference from our annual report on Form 10- KSB filed September 28, 2007)

Exhibit No.	Description of Exhibit
(21)	Subsidiaries of Small Business Issuer
News of China (Beijing) Management Consultants, Co. Ltd., a China corporation
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 14, 2008