Form 10QSB
period 2008-03-31
News of China Inc
filed 2008-05-15
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________to _____________

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

15,900,000 shares of common stock issued and outstanding as of May 8, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements

These financial statements have been prepared by News of China Inc. (the “ Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, and its results of operations, stockholders’equity, and its cash flows for the nine month period ended March 31, 2008 and for the period from inception (October 11, 2005) to March 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report filed on Form 10-KSB.

News of China Inc.
(A Company in the Development Stage)
Interim Balance Sheet
(Expressed in U.S. Funds)

	March 31,	June 30,
	2008	2007
	(unaudited)
Assets
Cash	$61,258	$70,991
Sales taxes recoverable	1,446	1,402
	$62,704	$72,393
Liabilities
Accrued liabilities	19,908	9,268
Loans payable, shareholders (note 5)	22,961	4,599
	42,869	13,867
Shareholders' Equity
Capital Stock (note 6)	1,590	1,590
Additional Paid-In Capital	124,695	124,695
Accumulated Other Comprehensive Loss	(1,474)	-
Deficit During the Development Stage	(104,976)	(67,759)
	19,835	58,526
	$62,704	$72,393

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Shareholders' Equity
(Expressed in U.S. Funds)
(Unaudited)

					Accumulated
				Accumulated	Deficit
				Other	During the	Total
	Common Stock		Additional	Comprehensive	Development	Shareholders'
	Shares	Amount	Paid-in Capital	Loss	Stage	Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	-	-	-	1,390
Additional Paid-in Capital	-	-	104,895	-	-	104,895
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Net loss for the three months ended September 30, 2007	-	-	-	-	(5,834)	(5,834)
Balance - September 30, 2007	15,900,000	1,590	124,695	-	(73,593)	52,692
Net loss for the three months ended December 31, 2007	-	-	-	-	(17,789)	(17,789)
Balance - December 31, 2007	15,900,000	1,590	124,695	-	(91,382)	34,903
Cumulative translation adjustment	-	-	-	(1,474)	-	(1,474)
Net loss for the three months ended March 31, 2008	-	-	-	-	(13,594)	(13,594)
Balance - March 31, 2008	15,900,000	$1,590	$124,695	$(1,474)	$(104,976)	$19,835

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)

										From Inception
										(October 11, 2005)
		March 31,		March 31,		March 31,		March 31,		to
		2008		2007		2008		2007		to March 31,
		(3 months)		(3 months)		(9 months)		(9 months)		2008
Revenue	$	NIL	$	NIL	$	NIL	$	NIL	$	NIL
Expenses
General and administrative		2,361		1,579		7,021		18,098		32,078
Professional fees		11,501		8,309		35,603		24,898		82,373
Foreign exchange		(149)		447		(4,711)		1,910		(8,431)
Interest		(119)		-		(696)		-		(1,044)
		13,594		10,335		37,217		44,906		104,976
Net Loss		$(13,594)		$(10,335)		$(37,217)		$(44,906)		$(104,976)
Other Comprehensive Loss
Cumulative translation adjustment		(1,474)		-		(1,474)		-		(1,474)
Comprehensive Loss		$(15,068)		$(10,335)		$(38,691)		$(44,906)		$(106,450)
Basic Weighted Average Number of Shares Outstanding		15,900,000		15,900,000		15,900,000		14,566,666		14,370,690
Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

					From Inception
					(October 11, 2005)
	March 31,	March 31,	March 31,	March 31,	to
	2008	2007	2008	2007	to March 31,
	(3 months)	(3 months)	(9 months)	(9 months)	2008
Funds Provided (Used) -
Operating Activities
Net loss	$(13,594)	$(10,335)	$(37,217)	$(44,906)	$(104,976)
Cumulative translation adjustment	(1,474)	-	(1,474)	-	(1,474)
Changes in non-cash operating elements of working capital	(817)	24,626	10,596	25,132	18,462
	(15,885)	14,291	(28,095)	(19,774)	(87,988)
Financing Activities
Loans payable, shareholders	3,001	1,155	18,362	1,136	22,961
Capital stock issuance	-	-	-	-	126,285
	3,001	1,155	18,362	1,136	149,246
Investing Activity
Advance receivable	30,000	-	-	-	-
Increase in Cash	17,116	15,446	(9,733)	(18,638)	61,258
Cash
Beginning of Period	44,142	69,273	70,991	103,357	-
End of Period	$61,258	$84,719	$61,258	$84,719	$61,258
See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to March 31, 2008
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

News of China Inc. (A Company in the Development Stage)(the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at March 31, 2008, the Company has accumulated losses of $104,976 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating the impact, if any, that this statement will have on its disclosures related to derivative instruments and hedging activities.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to December 31, 2007
(Expressed in U.S. Funds)
(Unaudited)

4.	Fair Value of Financial Instruments

The estimated fair values of the Company's short-term financial instruments, including receivables and payable arising in the ordinary course of business, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization.

5.	Loans Payable, Shareholders

The loans payable, shareholders are payable on demand and are non-interest bearing.

6.	Capital Stock

Authorized 50,000,000 shares at par value of $0.0001 per share -
Issued -
15,900,000 common shares	$1,590

7.	Related Party Transactions

Included in professional fees for the three-month period ended March 31, 2008 are approximately $6,000 ($Nil for the three-month period ended March 31, 2007; $18,400 for the nine-month period ended March 31, 2008; $Nil for the nine-month period ended March 31, 2007) paid to a major shareholder for management consulting services rendered to the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

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

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “shares of common stock”refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our company”, and “News of China”mean News of China Inc., a Delaware corporation, unless otherwise indicated.

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

We have been focused on construction and operations of our online financial media outlet website since our inception. In our online financial media outlet, we provided financial news and commentary, online video broadcasting, and other information for researching China-related stocks listed on the United States and Canadian stock markets. “China-related stocks”refer to stock issued by companies whose main operations are located in China. Due to the inefficiency of China’s capital markets, more and more China-related companies are seeking avenues to access the public markets in the United States and Canada to raise capital needed to cope with China’s fast growing economy. Stock exchanges in the United States and Canada have also expressed interest in attracting more Chinese companies.

We finished our online financial media outlet software development in August, 2006, and our media outlet became operational online at www.newsofchina.com in August 2006. Since the successful launch of our online financial media outlet, we updated the contents of our online financial media outlet with relevant news updates, editorials and market analyses relating to public companies with business operations in China. In addition to Mr. Chenxi Shi and Mr. Zibing Zhang, we also engaged additional part time staff members to help us gather relevant financial information for the contents of our online financial media outlet. Furthermore, we also produce a weekly video webcast on the news and market trends for public companies with business operations in China. Viewers can access the weekly video webcasts simply by visiting our online media outlet.

Furthermore, in December of 2006, Messrs. Zhang and Shi also traveled to China to promote our business with the investment community there. During this trip, Messrs. Zhang and Shi attended meetings with candidates who can assist us to gather and collect relevant financial information in China on Chinese reporting companies. Messrs. Zhang and Shi also met with individuals from Beijing University to discuss the possibility of organizing an investor relations forum at Beijing University. It was hoped that our company would then be able to promote the benefits of its online media outlet to the attendees. Our online financial media outlet has experienced software difficulty and is currently not operational. We are working on fixing the software problem for our online financial media outlet but we are unsure when we can have it operational again.

In August 2007, we started incorporating a wholly owned subsidiary in China called News of China (Beijing) Management Consultants Co., Ltd. and paid the initial capital registration fee of $30,000 as required under Chinese company law. However, the further capital contribution in the amount of $120,000 was too onerous for our company at this early development stage, so subsequent to the advance of $30,000, we decided not to invest the remaining $120,000 in order to complete the incorporation process. As a consequence thereof, our agent in China repaid the $30,000 advance we made in full to our company.

In our management’s opinion, we have not been able to achieve the milestones we set to fully implement our business operations. Because we have not been able to generate revenues from our online financial media outlet and we have little working capital remained, our management has decided to suspend the implementation of our current business plan until such time when we are able to obtain further financing. We anticipate that we will need to raise $2-2.5 million additional financing through sales of our securities in traditional private placement offerings or other types of private placement transactions such as Private Investment in Public Equity (“PIPE”) before we can continue implementing our current business plan. Alternatively, we may decide to pursue a new business in a different direction other than our current business plan.

Research and Development

We have developed the necessary software for our online financial media. Our management team has the professional knowledge and specialty skill to develop additional software and will develop the needed software without outside assistance. None of the management team members will receive extra compensation from the development of the software.

Competition

We face competition from numerous sources for our business of providing online financial media solutions for researching China-related stocks to North America financial institutions, including, large established traditional and online media who have superior resources and industry experiences. Our potential competitors may succeed in developing services that are more effective or less costly (or both) than our services. Some of our potential competitors may be large, well-financed and established companies that have greater resources and, therefore, may be better able than us to compete for a share of the market.

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

Results of Operations

During the quarter ended March 31, 2008, we focused on completion of the development of our website on www.newsofchina.com. We have collected and reported financial news in respect of approximately 400 publicly North America traded companies related to China.

Three months ended March 31, 2008 compared to three months ended March 31, 2007

During the three months ended March 31, 2008, we realized a loss of $13,594, compared to a loss of $10,335 for the three months ended March 31, 2007. Our loss for the three months ended March 31, 2008 consists of general and administrative expenses in the amount of $2,361 (2007 - $1,579) and professional fees in the amount of $11,501 (2007 - $8,309). General and administrative expenses include business travel and regular administrative fees for the company and professional fees include auditing and legal expenses.

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007

During the nine months ended March 31, 2008, we realized a loss of $37,217, compared to a loss of $44,906 for the nine months ended March 31, 2007. Our loss for the nine months ended March 31, 2008 consists of general and administrative expenses in the amount of $7,021 (2007 - $18,098) and professional fees in the amount of $35,603 (2007 - $24,898). General and administrative expenses include business travel and regular administrative fees for the company and professional fees include auditing and legal expenses.

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

At March 31, 2008, we had a working capital of $19,835 compared to working capital of $58,526 as at March 31, 2007.

At March 31, 2008, our total current assets were $62,704, which consist of $61,258 in cash, $1,446 in sales tax recoverable, as compared to total current assets of $72,393 as at March 31, 2007.

At March 31, 2008, our total current liabilities were $42,869 compared to total current liabilities of $13,867 as at March 31, 2007.

For the nine month period ended March 31, 2008, we posted a net loss of $37,217 compared to a net loss of $44,906 for the nine months ended March 31, 2007. Since incorporation, we have accumulated a net loss of $104,976. The principal components of the loss for the nine-month period ended March 31, 2008 were professional fees of $35,603 compared to $24,899 of professional fee incurred for the nine-month period ended March 31, 2007.

For the nine month period ended March 31, 2008, we incurred operating expenses of $37,217 compared to $44,906 for the nine months ended March 31, 2007.

The continuation of our business is dependent upon obtaining further long-term financing, successful and sufficient market acceptance of our current product offerings and any new product offerings that we may introduce, the continuing successful development of our product offerings and related technologies, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact, if any, that this statement will have on our disclosures related to derivative instruments and hedging activities.

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

Stock-Based Compensation

We record stock-based compensation in accordance with SFAS No. 123R, “Stock-Based Payment” All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. We do not currently have a stock option plan.

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

As at March 31, 2008, we had an accumulated deficit of $104,976 since inception. We anticipate continuing to incur significant losses until, at the earliest; we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Our capital requirements relating to the developing and marketing of our services have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize additional proposed services. We anticipate requiring approximately $2,000,000 to $2,500,000 in additional financing for our longer term growth. Our management has decided to suspend implementation of our current business until such time when additional financing of approximately $2,000,000 to $2,500,000 is achieved. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, you may lose your entire investment.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of May 12, 2008, the exchange rate between the Renminbi and the United States dollar was 6,9881 Renminbi to every one United States dollar.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock”to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors” The term “accredited investor”refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock”rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

As of March 31, 2008, the end of the nine month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our president and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The term “internal control over financial reporting”is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

PART II –Other Information

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

Date: May 15, 2008