Form 10KSB
period 2008-06-30
News of China Inc
filed 2008-10-06
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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
(Address of principal executive offices) (Zip code)

(514) 586-3168
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Shares, par value $0.0001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

- ii -

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer’s revenues for its most recent fiscal year. $Nil

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

4,100,000 @ $0.15 (1) = $615,000

(1) Represents the average bid and ask price of which our shares were last traded on the OTC BB on June 30, 2008. Used only for the purpose of this calculation.

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date. 15,900,000 common shares issued and outstanding as of September 17, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

- iii -

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “News of China” means News of China Inc., unless otherwise indicated.

Corporate Overview

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

Current Business

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

Employees

As of June 30, 2008, we had no employees other than our directors and officers. We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our business development. We retain consultants on the basis of ability and experience.

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

As at June 30, 2008, we had an accumulated deficit of $122,324. We anticipate continuing to incur significant losses until, at the earliest; we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated September 17, 2008, our independent auditors stated that our financial statements for the period October 11, 2005 (Date of Inception) to June 30, 2008 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have never generated any revenue from operations. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our officers and directors and their affiliates in the aggregate, beneficially own approximately 74.21% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Our operations depend upon the timeliness and quality of the services of web hosting service providers.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of September 17, 2008, the exchange rate between the Renminbi and the United States dollar was 6.8377 Renminbi to every one United States dollar.

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

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock rules” promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common stock was originally accepted for quotation on the OTC Bulletin Board under the Symbol “NWCH” on February 22, 2007.

The following table reflects the high and low bid information for our common stock obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
June 30, 2008	$0.07	$0.07
March 31, 2008	$0.07	$0.07
December 31, 2007	$0.07	$0.07
September 30, 2007	$1.59	$0.30
June 30, 2007	$1.48	$0.00
March 31, 2007	$0.00	$0.00
December 31, 2006	$0.00	$0.00
September 30, 2006	$0.00	$0.00

Holders of our Common Stock

As of September 17, 2008, there were 56 holders of record of our common stock. As of such date, 15,900,000 shares of common stock were issued and outstanding.

Our shares of common stock are issued in registered form. Intercontinental Registrar & Transfer Agency Inc. of Boulder City, Nevada, located at Suite 1, 900 Buchanan Blvd, Boulder City, Nevada 89005, telephone: 702.293.6717 is the registrar and transfer agent for our common shares.

Dividends

Since our inception, we have not declared nor paid any cash dividends on our capital stock and we do not anticipate paying any cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declarations and payments of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with applicable corporate law.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

As at June 30, 2008, we do not have any compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended June 30, 2008.

ITEM 6. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended June 30, 2009 and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Our financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Plan of Operation and Cash Requirements

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

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

We have been focused on construction and operations of our online financial media outlet website since our inception. In our online financial media outlet, we provided financial news and commentary, online video broadcasting, and other information for researching China-related stocks listed on the United States and Canadian stock markets. “China-related stocks refer to stock issued by companies whose main operations are located in China. Due to the inefficiency of China’s capital markets, more and more China-related companies are seeking avenues to access the public markets in the United States and Canada to raise capital needed to cope with China’s fast growing economy. Stock exchanges in the United States and Canada have also expressed interest in attracting more Chinese companies.

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

Cash Requirements

Over the next 12 months ending June 30, 2009, we anticipate that we will incur the following operating expenses:

Expense	Cost
General and administrative	$24,000
Professional fees	50,000
Foreign exchange	6,000
Interest	5,000
Total	$85,000

Results of Operations

Summary of Year End Results

	Year Ended	Year Ended	Inception (October 11, 2005) to
	June 30, 2008	June 30, 2007	June 30, 2008
Revenue	$0.00	$0.00	$0.00
Expenses	$54,565	$57,345	$122,324
Net Loss	$(54,565)	$(57,345)	$(122,324)

Revenue

We have not earned any revenues to date.

Expenses

			From Inception
			(October 11,
	Year Ended	Year Ended	2005) to
	June 30, 2008	June 30, 2007	June 30, 2008

General and administrative	7,508	19,559	32,565
Professional fees	52,287	40,050	99,057
Foreign exchange	(4,446)	(1,916)	(8,166)
Interest	(784)	(348)	(1,132)
Total Expenses	$54,565	$57,345	$122,324

Total operating expenses during fiscal 2008 increased as compared to fiscal 2007 because we tried unsuccessfully to expand our business into providing business consulting services in China.

Liquidity and Financial Condition

Working Capital

	June 30, 2008	June 30, 2007

Current Assets	$37,675	$72,393
Current Liabilities	34,446	13,867
Working Capital	$3,229	$58,526

Cash Flows

	Year Ended	Year Ended
	June 30, 2008	June 30, 2007
Net cash used in Operating Activities	$(58,779)	$(56,199)
Net cash used in Investing Activities	0.00	0.00
Net cash provided by Financing Activities	24,007	23,833
Change in Cash and Cash Equivalents During the Period	$(34,772)	$(32,366)

Going Concern

The accompanying financial statements included in this annual report have been prepared assuming our company will continue as a going concern. We have not generated any revenue and have never paid any dividends. We are unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of our company as a going concern and our ability to emerge from the development stage is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations and ability to generate sustainable significant revenue. There is no guarantee that we will be able to raise any equity financing or generate profitable operations. As at June 30, 2008, we have accumulated losses of $122,324 since inception. These factors raise substantial doubt regarding our ability to continue as a going concern. Should we be unable to continue as going concern, we may be unable to realize the carrying value of our assets and to meet our liabilities as they become due.

Recently Issued Accounting Standards

Our recently issued accounting standards are included under Note 3 of the financial statements starting on page F-7.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

News of China Inc.
(A Company in the Development Stage)

RSM Richter S.E.N.C.R.L.
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrichter.com

Report of Independent Registered
   Public Accounting Firm

To the Shareholders and Board of Directors of
News of China Inc.
   (A Company in the Development Stage)

We have audited the accompanying balance sheets of News of China Inc. (a company in the development stage) as at June 30, 2008 and 2007 and the related statement of operations, shareholders' equity and cash flows for the year then ended June 30, 2008 and for the period from inception (October 11, 2005) to June 30, 2008 and June 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2008 and June 30, 2007 and the results of its operations and its cash flows for the year ended June 30, 2008 and for the period from inception (October 11, 2005) to June 30, 2008 and June 30, 2007 in accordance with accounting principles generally accepted in the United States.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting at September 17, 2008 included in the accompanying Item 8A of Form 10-KSB and, accordingly, we do not express an opinion thereon.

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

[Signed] RSM Richter LLP

Chartered Accountants

Montreal, Quebec
September 17, 2008

News of China Inc.
(A Company in the Development Stage)

Balance Sheet
As At June 30, 2008
Expressed in U.S. Funds

	2008	2007

Assets

Cash	$36,219	$70,991
Sales tax recoverable	1,456	1,402
	$37,675	$72,393

Liabilities

Accrued liabilities	5,840	9,268
Loan payable, shareholder (note 4)	28,606	4,599
	34,446	13,867

Shareholders' Equity

Capital Stock (note 5)	1,590	1,590
Additional Paid-In Capital	124,695	124,695
Accumulated Other Comprehensive Loss	(732)	-
Deficit Accumulated During Development Stage	(122,324)	(67,759)

	3,229	58,526
	$37,675	$72,393

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Statement of Shareholders' Equity
From Inception (October 11, 2005) to June 30, 2008
Expressed in U.S. Funds

					Deficit
				Accumulated	Accumulated
			Additional	Other	During	Total
	Common Stock		Paid-In	Comprehensive	Development	Shareholders'
	Shares	Amount	Capital	Loss	Stage	Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	$1,590	$124,695	$(732)	$(122,324)	$3,229

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Statement of Operations
Expressed in U.S. Funds

						From Inception
						(October 11, 2005)
		Year Ended		Year Ended		to
		June 30, 2008		June 30, 2007		June 30, 2008
Revenue	$	NIL	$	NIL	$	NIL
Expenses

General and administrative		7,508		19,559		32,565
Professional fees		52,287		40,050		99,057
Foreign exchange		(4,446)		(1,916)		(8,166)
Interest		(784)		(348)		(1,132)
		54,565		57,345		122,324

Net Loss		(54,565)		(57,345)		(122,324)
Other Comprehensive Loss
Cumulative translation adjustment		(732)		-		(732)
Comprehensive Loss		$(55,297)		$(57,345)		$(123,056)
Basic Weighted Average Number of Shares
Outstanding		15,900,000		14,900,000		14,514,063
Basic and Diluted Loss Per Share		$(0.01)		(0.01)		(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Statement of Cash Flows
Expressed in U.S. Funds

			From Inception
			(October 11, 2005)
	Year Ended	Year Ended	to
	June 30, 2008	June 30, 2007	June 30, 2008
Funds Provided (Used) -
Operating Activities
Net loss	$(54,565)	$(57,345)	$(122,324)
Cumulative translation adjustment	(732)	-	(732)
	(55,297)	(57,345)	(123,056)
Changes in non-cash operating elements of working capital	(3,482)	1,146	4,384
	(58,779)	(56,199)	(118,672)
Financing Activities
Loan payable, shareholder	24,007	3,833	28,606
Capital stock issuance	-	20,000	126,285
	24,007	23,833	154,891

Increase (Decrease) in Cash	(34,772)	(32,366)	36,219
Cash
Beginning of Period	70,991	103,357	-
End of Period	$36,219	$70,991	$36,219

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2008
Expressed in U.S. Funds

1.	Organization and Basis of Presentation

The Company was incorporated in the State of Delaware on October 11, 2005 and is based in Montreal, Quebec, Canada. Its principal business is the development of a financial website focused on researching companies whose main operations are in China and are listed on American and Canadian stock exchanges.

The Company is a development stage enterprise as defined by Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No.7, "Accounting and Reporting by Development Stage Enterprises". The Company's main activities to date have been developing a market for its services. Because the Company is in the development stage, the accompanying financial statements should not be regarded as typical for normal operating periods.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The financial statements are expressed in U.S. funds.

2.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and ability to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2008, the Company has accumulated losses of $123,273 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2008
Expressed in U.S. Funds

3.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Cash and loan payable, shareholder are all short-term in nature and as such, their carrying values approximate fair values.

Foreign Currency Translation

The Company's functional currency for its operations is the Canadian dollar. However, the Company's reporting currency is the U.S. dollar. Therefore, the financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows statement items for each period have been translated into U.S. dollar using the rates in effect at the date of the transactions, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholder's equity.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax assets and rates on the date of enactment.

In July 2006, the FASB released FIN 48 "Uncertainty in Income Taxes", which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. We adopted FIN 48 on June 30, 2007 (our first fiscal year after December 15, 2006). See note 6 for additional information.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2008
Expressed in U.S. Funds

3.	Summary of Significant Accounting Policies (Cont'd)

Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year.

Newly Issued Accounting Pronouncements

The Financial Accounting Standards Board issued SFAS Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). This standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 is not expected to have a material effect on the Company's financial position or results of operations.

The FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles". The new standards is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. Statement 162 is effective 60 days following the Securities and Exchanges Commission's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 is not expected to have a material effect on the Company's financial position or results of operations.

The FASB issued FSP APB-14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The adoption of FSP APB-14-1 is not expected to have a material effect on the Company's financial position or results of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2008
Expressed in U.S. Funds

3.	Summary of Significant Accounting Policies (Cont'd)

The FASB issued SFAS 163, Accounting for Financial Guarantee Insurance Contracts. Statement 163 clarifies how FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures abut financial guarantee insurance contracts. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities, which are effective the first period beginning after May 23, 2008. The adoption of SFAS 163 is not expected to have a material effect on the Company's financial position or results of operations.

The FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP FAS 142-3 is not expected to have a material effect on the Company's financial position or results of operations.

The FASB issued FSP SOP 90-7-a, An Amendment of AICPA Statement of Position 90-7 Financial Reporting by Entities in Reorganization under the Bankruptcy Code. This FSP states that an entity emerging from bankruptcy that uses fresh-start reporting would only follow the accounting standards in effect at the date of emergence as opposed to within the 12 months following the adoption of fresh-start reporting. This FSP is effective for financial statements issued subsequent to April 24, 2008. The adoption of FSP SOP 90-7-a is not expected to have a material effect on the Company's financial position or results of operations.

The FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP states that unvested share-based payment awards that contain nonforefeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 is not expected to have a material effect on the Company's financial position or results of operations.

EITF 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock was ratified by the FASB. This EITF addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 is not expected to have a material effect on the Company's financial position or results of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2008
Expressed in U.S. Funds

3.	Summary of Significant Accounting Policies (Cont'd)

EITF 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits was ratified by the FASB. This EITF prescribes the accounting for all nonrefundable maintenance deposits. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-3 is not expected to have a material effect on the Company's financial position or results of operations.

EIT 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios' was ratified by the FASB. This EITF integrates the requirements of EITF 00-21 into EITF 98-5. This EITF is effective for financial statements issued for fiscal years ending after December 15, 2008. The adoption of EIT 08-4 is not expected to have a material effect on the Company's financial position or results of operations.

4.	Loan Payable, Shareholder

The loan payable, shareholder is payable on demand and is non-interest bearing.

5.	Capital Stock

Authorized without limit as to number -
Issued -
15,900,000 common shares	$1,590

6.	Income Taxes

As at June 30, 2008, there were Canadian Federal and Provincial income tax losses that may be applied against earnings of future years, not later than as follows:

2016	$9,648
2017	57,000
2018	55,000

A valuation allowance has been applied against the entire deferred tax assets balance.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2008
Expressed in U.S. Funds

6.	Income Taxes (Cont'd)

Unrecognized Tax Benefits

On July 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon ultimate settlement with a taxing authority, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Prior to July 1, 2007 and the implementation of FIN 48, the Company recorded tax contingencies when the exposure item became probable and reasonably estimable, in accordance with SFAS No. 5, Accounting for Contingencies.

The adoption of FIN 48 has not had a material effect on our financial position or results of operations for 2008. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Classification of Interest and Penalties

Our policy to include interest and penalties related to unrecognized tax benefits within interest expense did not change as a result of adopting FIN 48.

7.	Related Party Transactions

Included in professional fees are approximately $24,000 (2007 - $5,500) paid to a major shareholder for management consulting services rendered to the Company. Included in general and administrative are approximately $700 (2007 - $11,000) paid to a shareholder for technical support services rendered for the Company and approximately $1,000 (2007 - $780) paid to a shareholder for accounting services rendered for the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, with the participation of the issuer's principal executive and principal financial officers, has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of the issuer's principal executive and principal financial officers, conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based upon the evaluation, our management concluded that as of June 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting. These weaknesses included inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

More specifically, management has identified the following weaknesses:

  There are inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans for our information technology system.
  There is no whistleblower policy.
  There is no audit committee.
  The small number of staff does not permit segregation of duties.

We have currently no employees. Our only business is to seek potential merger target or raise necessary capital for further business development. Our management takes charge of all these current business duties. Despite these material weaknesses, however, our management believes that as of June 30, 2008, our company’s internal controls over financial reporting is suitable for a company in its startup stage with limited resources. Regarding these weaknesses identified above, we are addressing these weaknesses as described below under the section heading “Management’s Report on Internal Control Over Financial Reporting”.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this annual report on Form 10-KSB.

Management’s Report on Internal Control over Financial Reporting.

During the period covered by this annual report on Form 10-KSB, we have not been able to remediate the material weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending June 30, 2009 in order to mitigate existing weaknesses.

Our management, including our Chief Executive Officer (who is also our principal executive officer) and our Chief Financial Officer (who is also our principal financial officer and our principal accounting officer), does not expect that our disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurances that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certificates.

Certificates with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this Annual Report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Officers

As at June 30, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Chenxi Shi	President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	42	October 2005
Zibing Zhang	Vice President	38	October 2005
Zhenyu Chen	Vice President	38	May 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Chenxi Shi

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

Zibing Zhang

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

Zhenyu Chen

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports that they file.

To the best of our knowledge all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.

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

Corporate Governance

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2008. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believe that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors have performed and will perform adequately the functions of a nominating committee. The directors who perform the functions of a nominating committee are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

Family Relationships

There are no family relationships between any director or executive officer.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2008; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended June 30, 2008 and 2007, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Chenxi Shi President, Treasurer, CEO, CFO and Director	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	24,263 5,500	24,263 5,500
Zibing Zhang Vice President	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zhenyu Chen Vice President	2008 2007	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended June 30, 2008 and Year End Option Values

There were no stock options exercised during the year ended June 30, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended June 30, 2008.

Director Compensation

The particulars of compensation paid to our directors for our year ended June 30, 2008, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Chenxi Shi	$24,263	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2008.

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

Employment Contracts

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

We have set forth in the following table certain information regarding our shares of common stock beneficially owned as of September 17, 2008 for: (i) each shareholder we know to be the beneficial owner of 5% or more of our shares of common stock; (ii) each of our executive officers and directors; and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person, we have included shares for which the named person has sole or shared power over voting or investment decisions. Except as otherwise noted below, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after April 8, 2008. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class (1)
Aventech Capital Inc.(2) 1855 Talleyrand, #203A Brossard, QC J4W 2Y9	9,500,000	Direct	59.75%
Zhenyu Chen 3-5557 Cote Des Neiges Montreal, QC, Canada	300,000	Direct	1.88%
Chenxi Shi 1855 Talleyrand, #203A Brossard, QC J4W 2Y9	1,000,000	Direct	6.29%
Zibing Zhang 3-5557 Cote Des Neiges Montreal, QC, Canada	1,000,000	Direct	6.29%
Directors and Executive Officers as a Group (4 people)	11,800,000		74.21%

(1) Based on 15,900,000 shares outstanding as of September 17, 2008.

 (2) Aventech Capital Inc. is a company owned and controlled by Mr. Shi

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, none of the following persons has any direct or indirect material interest in any transaction to which our company was or is a party during the past two fiscal years, or in any proposed transaction to which our company proposes to be a party:

1.	any director or officer of our company;

2.	any proposed director of officer of our company;

3.	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our company’s common stock; or

4.	any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary.

ITEM 13. EXHIBITS.

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
Form of Subscription Agreement between News of China Inc. and each of the following persons:
10.1	(attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended June 30, 2008 and June 30, 2007:

Services	2008	2007
Audit fees	$12,996	$13,500
Tax fees	$0	$0
All other fees	$41,569	$43,845

Total fees	$54,565	$57,345

Audit Fees.

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by RSM Richter, Chartered Accountants for the fiscal years ended June 2008 and 2007 in connection with statutory and regulatory filings or engagements.

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

However, all of the above services and fees were reviewed and approved by our board of directors either before or after the respective services were rendered.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS OF CHINA INC.

/s/ Chenxi Shi
By: Chenxi Shi, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: October 6, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chenxi Shi
By: Chenxi Shi, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)
Dated: October 6, 2008