Form 10-Q
period 2008-09-30
News of China Inc
filed 2008-11-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to __________

Commission File Number: 000-52276

NEWS OF CHINA INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0471083
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1855 Talleyrand, Suite 203A, Brossard, Quebec, Canada, J4W 2Y9
(Address of principal executive offices) (Zip Code)

(514) 586-3168
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,900,000 shares of common stock issued and outstanding as of November 13, 2008.

- ii -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by News of China, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended September 30, 2008 and for the period from inception (October 11, 2005) to September 30, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on October 6, 2008.

News of China Inc.
(A Company in the Development Stage)

Interim Balance Sheet
(Expressed in U.S. Funds)

	September 30,	June 30,
	2008	2008
	(unaudited)
Assets
Cash	$34,214	$36,219
Sales taxes recoverable	1,456	1,456
	$35,670	$37,675
Liabilities
Accrued liabilities	10,645	5,840
Loan payable, shareholders	28,606	28,606
	39,251	34,446
Shareholders' Deficiency
Capital Stock (note 6)	1,590	1,590
Additional Paid-in Capital	124,695	124,695
Accumulated Other Comprehensive Loss	(1,732)	(732)
Deficit Accumulated During the Development Stage	(128,134)	(122,324)
	(3,581)	3,229
	$35,670	$37,675

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Shareholders' Deficiency
(Expressed in U.S. Funds)
(Unaudited)

					Deficit
				Accumulated	Accumulated
			Additional	Other	During	Total
	Common Stock		Paid-In	Comprehensive	Development	Shareholders'
	Shares	Amount	Capital	Loss	Stage	Deficiency
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,28 5
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Cumulative translation adjustment	-	-	-	(1,000)	-	(1,000)
Net loss for the three months ended September 30, 2008	-	-	-	-	(5,810)	(5,810)
Balance - September 30, 2008	15,900,000	$1,590	$124,695	$(1,732)	$(128,134)	$(3,581)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Operations
(Expressed in U.S. Funds)
(Unaudited)

						From Inception
		September 30,		September 30,		(October 11, 2005)
		2008		2007		to September 30,
		(3 months)		(3months)		2008

Revenue	$	NIL	$	NIL	$	NIL
Expenses
General and administration expenses		505		1,139		33,070
Professional fees		5,087		9,283		104,144
Foreign exchange		233		(4,223)		(7,933)
Interest		(15)		(365)		(1,147)
		5,810		5,834		128,134
Net Loss		(5,810)		(5,834)		(128,134)
Other Comprehensive Loss
Cumulative translation adjustment		(1,000)		-		(1,732)
Comprehensive Loss		$(6,810)		$(5,834)		$(129,866)
Basic Weighted Average Number of Shares Outstanding		15,900,000		15,900,000		14,632,857
Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

			From Inception
	September 30,	September 30,	(October 11, 2005)
	2008	2007	to September 30,
	(3 months)	(3months)	2008
Funds Provided (Used) -
Operating Activities
Net loss	$(5,810)	$(5,834)	$(128,134)
Cumulative translation adjustment	(1,000)	-	(1,732)
	(6,810)	(5,834)	(129,866)
Changes in non-cash operating elements of working capital	4,805	1,559	9,189
	(2,005)	(4,275)	(120,677)
Financing Activities
Loans payable, shareholders	-	7,579	28,606
Capital stock issuance	-	-	126,285
	-	7,579	154,891

Increase (Decrease) in Cash	(2,005)	3,304	34,214
Cash
Beginning of Period	36,219	70,991	-
End of Period	$34,214	$74,295	$34,214

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2008
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X and are prepared using the same accounting policies as outlined in note 3 of News of China Inc.’s financial statements for the years ended June 30, 2008 and 2007. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the years ended June 30, 2008 and 2007.

2.	Going Concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate of foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at September 30, 2008, the Company has accumulated losses of $128,134 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as doubt regarding the Company's ability to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2008
(Expressed in U.S. Funds)
(Unaudited)

3.	Recent Accounting Pronouncement

The FASB issued FSP 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This FSP is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance and cash flows of the sellers of credit derivatives. In addition, it requires an additional disclosure about the current status of the payment/performance risk of a guarantee. It also clarifies the effective date in FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. This FSP is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP 133-1 and FIN 45-4 is not expected to have a material effect on the Company’s financial position or results of operations.

4.	Loans Payable, Shareholders

The loans payable, shareholders are payable on demand and are non-interest bearing.

5.	Fair Value of Financial Instruments

The estimated fair values of the Company's short-term financial instruments, including receivables and payables arising in the ordinary course of business, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization.

6.	Capital Stock

Authorized 50,000,000 shares at par value of	$0.0001 per share
Issued -
15,900,000 common shares	$1,590

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements.

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “News of China” means News of China Inc., unless otherwise indicated.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended September 30, 2008 which are included herein.

			Percentage
	Three Months Ended	Three Months Ended	Increase/
	September 30, 2008	September 30, 2007	(Decrease)
Revenue	Nil	Nil	N/A
Expenses	5,810	5,834	(0.4%	)
Net Loss	5,810	5,834	(0.4%	)

Expenses

Our expenses for the fiscal quarter ended September 30, 2008 and 2007 are outlined below:

	Three Months	Three Months
	Ended	Ended
	September 30, 2008	September 30, 2007
General and administrative	$505	$1,139
Professional fees	$5,087	$9,283
Foreign exchange	$233	$(4,223)
Interest	$(15)	$(365)
Total	$5,810	$5,834

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended September 30, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Three Months	Year
	Ended	Ended	Percentage
	September 30, 2008	June 30, 2008	Increase/(Decrease)
Current Assets	35,670	37,675	(0.053%	)
Current Liabilities	39,251	34,446	13.95%
Working Capital	(3,581)	3,229	(210.90%	)

Cash Requirements

Over the next 12 months ending September 30, 2009, we anticipate that we will incur the following operating expenses:

Expense
General and administrative	$24,000
Professional fees	50,000
Foreign exchange	6,000
Interest	5,000
Total	$85,000

Management believes that our company’s cash will not be sufficient to meet our working capital requirements for the next twelve month period. Should this prove to be the case, our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recently Issued Accounting Standards

Our recently issued accounting standards are included under Note 3 of the financial statements starting on page 7.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

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

Our management, with the participation of the issuer's principal executive and principal financial officers, conducted an evaluation of the design and operation of our internal control over financial reporting as of September 30, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

Based upon the evaluation, our management concluded that as of September 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting. These weaknesses included inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

More specifically, management has identified the following weaknesses:

  There are inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans for our information technology system.
  There is no whistleblower policy.
  There is no audit committee.
  The small number of staff does not permit segregation of duties.

We have currently no employees. Our only business is to seek potential merger target or raise necessary capital for further business development. Our management takes charge of all these current business duties. Despite these material weaknesses, however, our management believes that as of September 30, 2008, our company’s internal controls over financial reporting is suitable for a company in its startup stage with limited resources. Regarding these weaknesses identified above, we are addressing these weaknesses as described below under the section heading “Management’s Report on Internal Control over Financial Reporting”.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only management's report in this quarterly report on Form 10-Q.

Management’s Report on Internal Control over Financial Reporting.

During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. We plan to implement changes in internal control over financial reporting during our fiscal year ending June 30, 2009 in order to mitigate existing weaknesses.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

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

As at September 30, 2008, we had an accumulated deficit of $3,581. We anticipate continuing to incur significant losses until, at the earliest; we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of November 12, 2008, the exchange rate between the Renminbi and the United States dollar was 6.833 Renminbi to every one United States dollar.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS OF CHINA INC.

/s/ Chenxi Shi
By: Chenxi Shi, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

November 14, 2008