Form 10-Q
period 2008-12-31
News of China Inc
filed 2009-02-17
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,900,000 shares of common stock issued and outstanding as of February 16, 2009.

- ii -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by News of China, Inc. (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the six month period ended December 31, 2008 and for the period from inception (October 11, 2005) to December 31, 2008. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company’s annual report on Form 10-KSB filed on October 6, 2008.

News of China Inc.
     (A Company in the Development Stage)

Interim Balance Sheet
(Expressed in U.S. Funds)

	December 31,	June 30,
	2008	2008
	(unaudited)

Assets

Cash	$22,460	$36,219
Sales taxes recoverable	1,456	1,456

	$23,916	$37,675

Liabilities

Accrued liabilities	10,893	5,840
Loans payable, shareholders (note 4)	28,606	28,606

	39,499	34,446

Shareholders' Deficiency

Capital Stock (note 6)	1,590	1,590

Additional Paid-In Capital	124,695	124,695

Accumulated Other Comprehensive Loss	(3,170)	(732)

Deficit During the Development Stage	(138,698)	(122,324)

	(15,583)	3,229

	$23,916	$37,675

See accompanying notes

News of China Inc.
       (A Company in the Development Stage)

Interim Statement of Shareholders' Equity
(Expressed in U.S. Funds)
(Unaudited)

					Deficit
				Accumulated	Accumulated
				Other	During	Total
	Common Stock		Additional	Comprehensive	Development	Shareholders'
	Shares	Amount	Paid-In Capital	Loss	Stage	Deficiency
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Cumulative translation adjustment	-	-	-	(1,000)	-	(1,000)
Net loss for the three months ended September 30, 2008	-	-	-	-	(5,810)	(5,810)
Balance - September 30, 2008	15,900,000	1,590	124,695	(1,732)	(128,134)	(3,581)
Cumulative translation adjustment	-	-	-	(1,438)	-	(1,438)
Net loss for the three months ended December 31, 2008	-	-	-	-	(10,564)	(10,564)
Balance - December 31, 2008	15,900,000	$1,590	$124,695	$(3,170)	$(138,698)	$(15,583)

See accompanying notes

News of China Inc.
              (A Company in the Development Stage)

Interim Statement of Operations
(Expressed in U.S. Funds)
(Unaudited)

										From Inception
										(October 11, 2005)
		December 31,		December 31,		December 31,		December 31,		to
		2008		2007		2008		2007		December 31,
		(3 months)		(3 months)		(6 months)		(6 months)		2008
Revenue	$	NIL	$	NIL	$	NIL	$	NIL	$	NIL
Expenses
General and administrative		-		3,521		505		4,660		33,070
Professional fees		9,577		14,819		14,664		24,102		113,721
Foreign exchange		987		(339)		1,220		(4,562)		(6,946)
Interest		-		(212)		(15)		(577)		(1,147)
		10,564		17,789		16,374		23,623		138,698
Net Loss		(10,564)		(17,789)		(16,374)		(23,623)		(138,698)
Other Comprehensive Loss
Cumulative translation adjustment		(1,438)		-		(2,438)		-		(3,170)
Comprehensive Loss		$(12,002)		$(17,789)		$(18,812)		$(23,623)		$(141,868)
Basic Weighted Average Number of Shares Outstanding		15,900,000		15,900,000		15,900,000		15,900,000		15,181,429
Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
         (A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

					From Inception
					(October 11, 2005)
	December 31,	December 31,	December 31,	December 31,	to
	2008	2007	2008	2007	December 31,
	(3 months)	(3 months)	(6 months)	(6 months)	2008
Funds Provided (Used) -
Operating Activities
Net loss	$(10,564)	$(17,789)	$(16,374)	$(23,623)	$(138,698)
Cumulative translation adjustment	(1,438)	-	(2,438)	-	(3,170)
	(12,002)	(17,789)	(18,812)	(23,623)	(141,868)
Changes in non-cash operating elements of
working capital	248	9,854	5,053	11,413	9,437
	(11,754)	(7,935)	(13,759)	(12,210)	(132,431)
Financing Activities
Loans payable, shareholders	-	7,782		15,361	28,606
Capital stock issuance	-	-	-	-	126,285
	-	7,782	-	15,361	154,891
Investing Activities

Advance receivable	-	(30,000)	-	(30,000)	-
Increase (Decrease) in Cash	(11,754)	(30,153)	(13,759)	(26,849)	22,460
Cash
Beginning of Period	34,214	74,295	36,219	70,991	-
End of Period	$22,460	$44,142	$22,460	$44,142	$22,460

See accompanying notes

News of China Inc.
       (A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2008
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X and are prepared using the same accounting policies as outlined in note 3 of News of China Inc.’s financial statements for the years ended June 30, 2008 and 2007. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the years ended June 30, 2008 and 2007.

2.	Going Concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate of foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at December 31, 2008, the Company has accumulated losses of $138,698 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as doubt regarding the Company's ability to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

3.	Recent Accounting Pronouncements

The FASB issued FSP FAS 132(R)-1, “Employers' Disclosures about Postretirement Benefit Plan Assets”. This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP also includes a technical amendment to Statement 132R that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This FSP is effective for fiscal years ending after December 15, 2008. The adoption of SFAS 132 (R)-1 is not expected to have a material effect on the Company’s financial position or results of operations.

News of China Inc.
       (A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2008
(Expressed in U.S. Funds)
(Unaudited)

3.	Recent Accounting Pronouncements (Cont'd)

The FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in an inactive market and provides an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. This FSP was effective from October 2008. The adoption of SFAS 157-3 is not expected to have a material effect on the Company’s financial position or results of operations.

The EITF issued EITF 08-6, “Equity Method Investment Accounting Considerations”. This EITF considers whether all of the provisions of Statement 141(R) and Statement 160 should be applied when accounting for an equity method investment. This EITF is effective on a prospective basis in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years. The adoption of EITF 08-6 is not expected to have a material effect on the Company’s financial position or results of operations.

The EITF issued EITF 08-7, “Accounting for Defensive Intangible Assets”. This issue discusses how defensive intangible assets should be accounted for subsequent to their acquisition, including the estimated useful life that should be assigned to such assets. This EITF is effective prospectively for intangible assets acquired on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of EITF 08-7 is not expected to have a material effect on the Company’s financial position or results of operations.

The EITF issued EITF 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity's Consolidated Subsidiary”. This Issue addresses the determination of whether a financial instrument for which the payoff to the counterparty is based, in whole or in part, on the stock of an entity's consolidated subsidiary, is indexed to the reporting entity's own stock and therefore should not be precluded from qualifying for the first part of the scope exception in paragraph 11(a) of Statement 133 or being within the scope of Issue 00-19. This EITF is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 08-8 is not expected to have a material effect on the Company’s financial position or results of operations.

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

News of China Inc.
       (A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2008
(Expressed in U.S. Funds)
(Unaudited)

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended December 31, 2008 which are included herein.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue	Nil	Nil	Nil	Nil
General and Administrative Expenses	Nil	$3,521	$505	$4,660
Professional Fees	$9,577	$14,819	$14,664	$24,102
Foreign Exchange	$987	$(339)	$1,220	$(4,562)
Interest	Nil	$(212)	$(15)	$(577)
Net Loss	$10,564	$17,789	$16,374	$23,623

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended December 31, 2008 and 2007 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at	Percentage
	December 31, 2008	June 30, 2008	Increase/(Decrease)
Current Assets	$23,916	$37,675	(36.52%)
Current Liabilities	$39,499	$34,446	14.67%
Working Capital	$(15,583)	$3,229	(382.60%)

Cash Requirements

Over the next 12 months ending December 31, 2009, we anticipate that we will incur the following operating expenses:

Expense
General and administrative	$24,000
Professional fees	50,000
Foreign exchange	6,000
Interest	5,000
Total	$85,000

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

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile but generally declining energy prices. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favorable than it has been in recent years, we may experience difficulty in completing our current business plan.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Recently Issued Accounting Standards

Our recently issued accounting standards are included under Note 3 of the financial statements starting on page 6.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our principal executive officer and principal financial officer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, these officers concluded that as of the end of the period covered by this quarterly report on Form 10-Q, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and include controls and procedures designed to ensure that such information is accumulated and communicated to our company's management, including our company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistle-blower policy. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending June 30, 2009: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle-blower policy; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan. The remediation efforts set out in (i) and (iii) are largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely effected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As at December 31, 2008, we had an accumulated deficit of $138,698. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Our success and ability to compete depends, to a significant degree, on our ability to continuously develop superior services in our selected market niche of targeting and providing information on publicly reporting companies with business based in China and obtain substantial market penetration quickly. Our business model is vulnerable to duplication by competitors, especially competitors who are established in providing business and financial information of publicly reporting companies, who have superior financial and technological resources, industry experiences and marketing capacities. It is difficult to take, and we have not taken, any action to protect our business model in our selected market niche. If any of our competitors copies our business model or develops similar services independently, we would not be able to compete as effectively.

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

The uncertain legal environments in the People’s Republic of China and our industry may be vulnerable to local government agencies who have persistent bureaucratic power over customers, reporters and other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us, when we enter substantial agreement of manufacturing and marketing of our proposed services in China.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of February 13, 2009, the exchange rate between the Renminbi and the United States dollar was 6.844 Renminbi to every one United States dollar.

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

February 16, 2009