Form 10-Q
period 2009-03-31
News of China Inc
filed 2009-05-15
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 or

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

(450) 443-1153
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] Yes [X] No

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

- ii -

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 15,900,000 shares of common stock issued and outstanding as of May 12, 2009.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by News of China, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2009, and the results of operations, stockholders’ equity, and cash flows for the nine month period ended March 31, 2009 and for the period from inception (October 11, 2005) to March 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report on Form 10-KSB filed on October 6, 2008.

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)

Interim Balance Sheet
(Expressed in U.S. Funds)

	March 31,	June 30,
	2009	2008
	(unaudited)
Assets
Cash	$12,945	$36,219
Sales taxes recoverable	1,456	1,456
	$14,401	$37,675
Liabilities
Accrued liabilities	6,056	5,840
Loans payable, shareholders (note 3)	28,706	28,606
	34,762	34,446
Shareholders' Deficiency
Capital Stock (note 5)	1,590	1,590
Additional Paid-In Capital	124,695	124,695
Accumulated Other Comprehensive Loss	(3,258)	(732)
Deficit During the Development Stage	(143,388)	(122,324)
	(20,361)	3,229
	$14,401	$37,675

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Shareholders' Equity
(Expressed in U.S. Funds)
(Unaudited)

					Accumulated
				Accumulated	Deficit
				Other	During the	Total
	Common Stock		Additional	Comprehensive	Development	Shareholders'
	Shares	Amount	Paid-in Capital	Loss	Stage	Deficiency
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Cumulative translation adjustment	-	-	-	(1,000)	-	(1,000)
Net loss for the three months ended September 30, 2008	-	-	-	-	(5,810)	(5,810)
Balance - September 30, 2008	15,900,000	1,590	124,695	(1,732)	(128,134)	(3,581)
Cumulative translation adjustment	-	-	-	(1,438)	-	(1,438)
Net loss for the three months ended December 31, 2008	-	-	-	-	(10,564)	(10,564)
Balance - December 31, 2008	15,900,000	1,590	124,695	(3,170)	(138,698)	(15,583)
Cumulative translation adjustment	-	-	-	(88)	-	(88)
Net loss for the three months ended March 31, 2009	-	-	-	-	(4,690)	(4,690)
Balance - March 31, 2009	15,900,000	$1,590	$124,695	$(3,258)	$(143,388)	$(20,361)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)

										From Inception
		March 31,		March 31,		March 31,		March 31,		(October 11, 2005)
		2009		2008		2009		2008		to March 31,
		(3 months)		(3 months)		(9 months)		(9 months)		2009
Revenue	$	NIL	$	NIL	$	NIL	$	NIL	$	NIL
Expenses
General and administrative		100		2,361		605		7,021		33,170
Professional fees		4,572		11,501		19,236		35,603		118,293
Foreign exchange		18		(149)		1,238		(4,711)		(6,928)
Interest		-		(119)		(15)		(696)		(1,147)
		4,690		13,594		21,064		37,217		143,388
Net Loss		$(4,690)		$(13,594)		$(21,064)		$(37,217)		$(143,388)
Other Comprehensive Loss
Cumulative translation adjustment		(88)		(1,474)		(2,526)		(1,474)		(3,258)
Comprehensive Loss		$(4,778)		$(15,068)		$(23,590)		$(38,691)		$(146,646)
Basic Weighted Average Number of Shares Outstanding		15,900,000		15,900,000		15,900,000		15,900,000		14,818,293
Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

					From Inception
	March 31,	March 31,	March 31,	March 31,	(October 11, 2005)
	2009	2008	2009	2008	to March 31,
	(3 months)	(3 months)	(9 months)	(9 months)	2009
Funds Provided (Used) -
Operating Activities
Net loss	$(4,690)	$(13,594)	$(21,064)	$(37,217)	$(143,388)
Cumulative translation adjustment	(88)	(1,474)	(2,526)	(1,474)	(3,258)
Changes in non-cash operating elements of working capital	(4,837)	(817)	216	10,596	4,600
	(9,615)	(15,885)	(23,374)	(28,095)	(142,046)
Financing Activities
Loans payable, shareholders	100	3,001	100	18,362	28,706
Capital stock issuance	-	-	-	-	126,285
	100	3,001	100	18,362	154,991
Investing Activities
Advance receivable	-	30,000	-	-	-
Increase (Decrease) in Cash	(9,515)	17,116	(23,274)	(9,733)	12,945
Cash
Beginning of Period	22,460	44,142	36,219	70,991	-
End of Period	$12,945	$61,258	$12,945	$61,258	$12,945

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X and are prepared using the same accounting policies as outlined in note 3 of News of China Inc.’s financial statements for the years ended June 30, 2008 and 2007. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the years ended June 30, 2008 and 2007.

2.	Going Concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate of foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at March 31, 2009, the Company has accumulated losses of $143,388 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as doubt regarding the Company's ability to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

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

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to March 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

5.	Capital Stock

Authorized 50,000,000 shares at par value of $0.0001 per share -
Issued -
15,900,000 common shares	$1,590

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

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

In August 2007, we started incorporating a wholly owned subsidiary in China called News of China (Beijing) Management Consultants Co., Ltd. and paid the initial capital registration fee of $30,000 as required under Chinese company law. However, the further capital contribution in the amount of $120,000 was too onerous for our company at this early development stage, so subsequent to the advance of $30,000, we decided not to invest the remaining $120,000 in order to complete the incorporation process. As a consequence thereof, our agent in China repaid the $30,000 advance we made in full to our company and the incorporation of our subsidiary was cancelled.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended March 31, 2009 which are included herein.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenue	Nil	Nil	Nil	Nil
General and administrative	100	2,361	605	7,021
Professional fees	4,572	11,501	19,236	35,603
Foreign exchange	18	(149)	1,238	(4,711)
Interest	-	(119)	(15)	(696)
Net Loss	$(4,690)	$(13,594)	$(21,064)	$(37,217)

Three Months Ended March 31, 2009 and 2008

We have not generated any revenues from operations since our inception and we did not generate any revenues from operations in the three months ended March 31, 2009.

Our general and administrative expenses were $100 for the three months ended March 31, 2009, compared to $2,361 for the three months ended March 31, 2008. Professional fees for the three months ended March 31, 2009 were $4,572, compared to $11,501 for the three months ended March 31, 2008. Our general and administrative expenses have decreased from the corresponding period in the previous year because our management has decided to suspend the implementation of our current business plan to conserve cash. However, we anticipate that we will continue to incur significant professional fees, such as legal and accounting fees, as a result of our company’s status as a publicly traded company in the United States.

We reported a net loss of $4,609 for the three months ended March 31, 2009.

Nine months Ended March 31, 2009 and 2008

We have not generated any revenues from operations since our inception and we did not generate any revenues from operations in the nine months ended March 31, 2009.

Our general and administrative expenses were $605 for the nine months ended March 31, 2009, compared to $7,021 for the nine months ended March 31, 2008. Professional fees for the nine months ended March 31, 2009 were $19,236, compared to $35,603 for the nine months ended March 31, 2008. Our general and administrative expenses have decreased from the corresponding period in the previous year because our management has decided to suspend the implementation of our current business plan to conserve cash. However, we anticipate that we will continue to incur significant professional fees, such as legal and accounting fees, as a result of our company’s status as a publicly traded company in the United States.

We reported a net loss of $21,064 for the nine months ended March 31, 2009.

Cash Flows

		Three Months Ended			Nine Months Ended
		March 31			March 31
		2009	2008		2009		2008
Net cash used in Operating Activities		$(9,615)	$(15,885)		$(23,374)		$(28,095)
Net cash provided by Financing Activities		$100	$3,001		$100		$18,362
Net cash provided in Investing Activities	$	nil	$30,000	$	nil	$	nil
Change in Cash and Cash Equivalents During the		$(9,515)	$17,116		$(23,274)		$(9,733)
Period

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended March 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at	Percentage
	March 31, 2009	June 30, 2008	Increase/(Decrease)
Current Assets	12,945	36,219	(64.26)%
Current Liabilities	6,056	5,840	3.70%
Working Capital	6,889	30,379	(77.32)%

Cash Requirements

Over the next 12 months ending March 31, 2010, we anticipate that we will incur the following operating expenses:

Expense
General and administrative	$24,000
Professional fees	50,000
Foreign exchange	6,000
Interest	5,000
Total	$85,000

Management believes that our company’s cash will not be sufficient to meet our working capital requirements for the next 12 month period. Should this prove to be the case, our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12 months primarily through the private placement of our equity securities. There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

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

Recently Issued Accounting Standards

Our Summary of Significant Accounting Policies are included under Note 3 of the financial statements in our annual report on Form 10-KSB filed with the SEC on October 6, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, our management, with the participation of our principal executive and principal financial officer, evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report on Form 10-Q. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on its evaluation, our management, with the participation of our principal executive and principal financial officer concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

We continue to have weaknesses as disclosed in our annual report on Form 10-KSB filed on October 6, 2008. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies at some time in the future, this will depend on our financial position and the management’s determination of which changes should be made and when. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

We have not made any changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this quarterly report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Company

The global financial crisis has had, and may continue to have, an impact on our business and financial condition.

The ongoing global financial crisis may also limit our ability to access the capital markets at a time when we would like, or need, to raise capital, which could have an impact on our ability to react to changing economic and business conditions. Accordingly, if the global financial crisis and current economic downturn continue or worsen, our business, results of operations and financial condition could be materially and adversely affected.

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

As at March 31, 2009, we had an accumulated deficit of $143,388. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of May 6, 2009, the exchange rate between the Renminbi and the United States dollar was 6.82 Renminbi to every one United States dollar.

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

May 15, 2009