Form 10-K
period 2009-06-30
News of China Inc
filed 2009-10-01
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number  000-52276

NEWS OF CHINA INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0471083
State or other jurisdiction of incorporation or	(I.R.S. Employer
organization	Identification No.)

1855 Talleyrand, Suite 203A, Brossard, Quebec, Canada, J4W 2Y9
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (450) 443-1153

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

- ii -

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)
is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [X]    No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

4,100,000 shares of common stock at a price of $0.51 per share for an aggregate market value of $2,091,0001

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of our common stock on September 28, 2009.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,
13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed
by a court. Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 25,900,000 shares of common stock as of September 28, 2009.

- iii -

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

- iv -

1

PART I

ITEM 1. BUSINESS

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

In this report, unless otherwise specified, all references to “common shares” refer to the common shares of our capital stock.

As used in this report, the terms “we”, “us”, “our”, “News of China” means News of China Inc., unless otherwise indicated.

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

As at June 30, 2009, we had an accumulated deficit of $155,059. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated September 17, 2009, our independent auditors stated that our financial statements for the period October 11, 2005 (Date of Inception) to June 30, 2009 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have never generated any revenue from operations. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our officers and directors and their affiliates in the aggregate, beneficially own approximately 84.16% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Our business is to provide online financial information through our online financial media outlet for researching China-related stocks to North America financial institutions. To our best knowledge, there is no established online media focused on our selected market niche yet. However, we have to compete with a large number of traditional media providing similar or even superior services such as The Wall Street Journal, CNBC, Bloomberg and Financial Times. Competition also comes from various financial online media such as finance.yahoo.com, Reuters.com, wallst.net etc. These traditional and online financial media have superior financial resources, industry experiences, market penetration and marketing capacity. Potential new entrants can copy our business model and compete with us in our selected market niche as well. Our competitive edge relies upon providing a one place financial media solution for researching China-related stocks listed in North American stock exchanges. Our Chinese cultural and language literacy and local connections in China enable us to provide information that is not available to these established traditional and online media. Our media will also cover information about China-related companies, especially small to medium sized ones, which are usually not covered by these established media. However, there is no assurance we can compete with these established or new competitors effectively, and if we fail to provide superior services effectively than these competitors, our business will fail and you will lose your entire investment.

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

While the People’s Republic of China’s economy has experienced significant growth in the past 20 years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People’s Republic of China, but they may also have a negative effect on us.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of September 28, 2009, the exchange rate between the Renminbi and the United States dollar was 6.834 Renminbi to every one United States dollar.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Our executive and head offices are located at 1855 Talleyrand, Suite 203A, Brossard, Quebec, Canada. The offices are provided to us at no charge by Mr. Chenxi Shi. We believe our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was originally accepted for quotation on the OTC Bulletin Board under the Symbol “NWCH” on February 22, 2007. Our CUSIP number is 65248X102.

The following table reflects the high and low bid information for our common stock obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
June 30, 2009	$0.03	$0.01
March 31, 2009	$0.05	$0.01
December 31, 2008	$0.15	$0.05
September 30, 2008	$0.15	$0.15
June 30, 2008	$0.07	$0.07
March 31, 2008	$0.07	$0.07
December 31, 2007	$0.07	$0.07
September 30, 2007	$1.59	$0.30

Holders of our Common Stock

As of September 28, 2009, there were approximately 56 holders of record of our common stock. As of such date, 25,900,000 shares of common stock were issued and outstanding.

Our shares of common stock are issued in registered form. Intercontinental Registrar and Transfer Agency is the registrar and transfer agent for our shares of common stock.

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

Recent Sales of Unregistered Securities

On June 22, 2009 we sold 10,000,000 shares of our common stock, at a purchase price of $0.005 per share for gross proceeds of $50,000, pursuant to a subscription agreement that we entered into with a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933). The offer and sale of these shares occurred outside of the United States.

We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction. In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this prospectus and registration statement.

Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Anticipated Cash Requirements

We estimate our minimum operating expenses and working capital requirements for the next 12 month period to be as follows:

Expense	Estimated Amount
General and administrative	$24,000
Professional fees	30,000
Foreign exchange	6,000
Interest	5,000

Total	$65,000

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2009 which are included herein.

			Percentage
	Year Ended	Year Ended	Increase/
	June 30, 2009	June 30, 2008	Decrease
Revenue	Nil	Nil	Nil
Expenses	32,735	54,565	(40.01%)
Net Loss	32,735	54,565	(40.01%)

Revenues

We recorded a net operating loss of $32,735 for the 12 months ended June 30, 2009 and have an accumulated deficit of $155,059 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the year ended June 30, 2009. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Expenses

The major components of our expenses for the years ended June 30, 2009 and 2008 are outlined in the table below:

			Percentage
	June 30	June 30	Increase or
	2009	2008	Decrease
General and administrative	$705	$7,508	(90.61%	)
Professional fees	29,150	52,287	(44.25%	)
Foreign exchange	2,895	(4,446)	165.11%
Interest	(15)	(784)	(90.09%	)

Liquidity and Capital Resources

Our financial condition for the year ended June 30, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	12 months ended June 30		Percentage Increase
	2009	2008	Decrease
Current Assets	$59,604	$37,675	58.21%
Current Liabilities	38,294	34,446	11.17%
Working Capital	$21,310	$3,229	559.96%

The 1,101,92% increase in our working capital was primarily due to the private placement offering we closed on June 22, 2009 to raise $50,000 by issuing 10,000,000 shares of our common stock.

Cash Flows

	12 Months ended June 30
			Percentage
			Increase or
	2009	2008	Decrease
Cash Flows used in Operating Activities	$(28,282)	$(58,779)	(51.88%	)
Cash Flows provided by Financing Activities	50,100	24,007	108.69%
Net increase (decrease) in cash during period	$21,818	$(34,772)	162.75%

Future Financings

We recorded a net operating loss of $32,735 for the year ended June 30, 2009 and have an accumulated deficit of $155,059 since inception. As at June 30, 2009 we had cash totaling $58,037 and for the next 12 months, management anticipates that the minimum cash requirements to fund our continued operations will be $65,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and we will need further financing in order to meet our anticipated expenses.

We currently do not have any arrangements for financing and may not be able to find such financing if required. The most likely sources of future funds that will be available to us are through debt financing and through the issuance of equity capital.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our development activities during the next 12 month period.

Going Concern

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the years ended June 30, 2009 and 2008, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

News of China Inc.
(A Company in the Development Stage)

Financial Statements
June 30, 2009
Expressed in U.S. Funds

RSM Richter LLP
Chartered Accountants
Montreal

RSM Richter LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

News of China Inc.
(A Company in the Development Stage)

Financial Statements
June 30, 2009
Expressed in U.S. Funds

RSM Richter LLP
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrichter.com

Report of Independent Registered
     Public Accounting Firm

To the Shareholders and Board of Directors of
News of China Inc.
(A Company in the Development Stage)

We have audited the accompanying balance sheets of News of China Inc. (a company in the development stage) as at June 30, 2009 and 2008 and the related statements of operations, shareholders' equity and cash flows for the year ended June 30, 2009 and for the period from inception (October 11, 2005) to June 30, 2009 and June 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2009 and June 30, 2008 and the results of its operations and its cash flows for the year ended June 30, 2009 and for the period from inception (October 11, 2005) to June 30, 2009 and June 30, 2008 in accordance with accounting principles generally accepted in the United States.

We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting at September 17, 2009 included in the accompanying Item 9A(T) of Form 10-K and, accordingly, we do not express an opinion thereon.

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

[Singed] RSM Richter LLP

Chartered Accountants

Montreal, Quebec
September 17, 2009

News of China Inc.
        (A Company in the Development Stage)

Balance Sheets
As At June 30, 2009
Expressed in U.S. Funds

	2009	2008

Assets

Cash	$58,037	$36,219
Sales tax recoverable	1,567	1,456

	$59,604	$37,675

Liabilities

Accrued liabilities	9,588	5,840

Loan payable, shareholder (note 4)	28,706	28,606

	38,294	34,446

Shareholders' Equity

Capital Stock (note 5)	2,590	1,590

Additional Paid-In Capital	173,695	124,695

Accumulated Other Comprehensive Income (Loss)	84	(732)

Deficit Accumulated During Development Stage	(155,059)	(122,324)

	21,310	3,229

	$59,604	$37,675

See accompanying notes

News of China Inc.
         (A Company in the Development Stage)

Statements of Shareholders' Equity
From Inception (October 11, 2005) to June 30, 2009
Expressed in U.S. Funds

					Deficit
				Accumulated	Accumulated
				Other	During	Total
	Common Stock		Additional	Comprehensive	Development	Shareholders'
	Shares	Amount	Paid-In Capital	Income	Stage	Equity

Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-

Issue of common shares	13,900,000	1,390	104,895	-	-	106,285

Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)

Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871

Issue of common shares	2,000,000	200	19,800	-	-	20,000

Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)

Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526

Cumulative translation adjustment	-	-	-	(732)	-	(732)

Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)

Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229

Issue of common shares	10,000,000	1,000	49,000	-	-	50,000

Cumulative translation adjustment	-	-	-	816	-	816

Net loss for the year ended June 30, 2009	-	-	-	-	(32,735)	(32,735)

Balance – June 30, 2009	25,900,000	$2,590	$173,695	$84	$(155,059)	$21,310

See accompanying notes

News of China Inc.
     (A Company in the Development Stage)

Statements of Operations
Expressed in U.S. Funds

						From Inception
						(October 11, 2005)
		Year Ended		Year Ended		to
		June 30, 2009		June 30, 2008		June 30, 2009
Revenue	$	NIL	$	NIL	$	NIL
Expenses

General and administrative		705		7,508		33,270
Professional fees		29,150		52,287		128,207
Foreign exchange		2,895		(4,446)		(5,271)
Interest		(15)		(784)		(1,147)
		32,735		54,565		155,059
Net Loss		(32,735)		(54,565)		(155,059)
Other Comprehensive Income (Loss)
Cumulative translation adjustment		816		(732)		84
Comprehensive Loss		$(31,919)		$(55,297)		$(154,975)
Basic Weighted Average Number of
Shares Outstanding		15,013,636		14,900,000		15,005,682
Basic and Diluted Loss Per Share		$(0.01)		(0.01)		(0.01)

See accompanying notes

News of China Inc.
     (A Company in the Development Stage)

Statements of Cash Flows
Expressed in U.S. Funds

			From Inception
			(October 11, 2005)
	Year Ended	Year Ended	to
	June 30, 2009	June 30, 2008	June 30, 2009
Funds Provided (Used) -

Operating Activities

Net loss	$(32,735)	$(54,565)	$(155,059)
Cumulative translation adjustment	816	(732)	84

	(31,919)	(55,297)	(154,975)

Changes in non-cash operating elements of working capital	3,637	(3,482)	8,021

	(28,282)	(58,779)	(146,954)

Financing Activities

Loan payable, shareholder	100	24,007	28,706
Capital stock issuance	50,000	-	176,285

	50,100	24,007	204,991

Increase (Decrease) in Cash	21,818	(34,772)	58,307

Cash

Beginning of Period	36,219	70,991	-

End of Period	$58,037	$36,219	$58,037

See accompanying notes

News of China Inc.
     (A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2009
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

Management has performed an evaluation of the Company’s activities through the date and time these financial statements were issued on September 17, 2009 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and ability to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2009, the Company has accumulated losses of $155,059 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
     (A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2009
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

Financial Instruments

The Company estimates the fair value of its financial instruments based on current interest rates, market value and pricing of financial instruments with comparable terms. Cash, sales taxes recoverable, accrued liabilities and loan payable, shareholder are all short-term in nature and as such, their carrying values approximate fair values.

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
From Inception (October 11, 2005) to June 30, 2009
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary (minority interest) is an ownership interest in the consolidated entity that should be reported as equity in the Consolidated Financial Statements and separate from the parent company’s equity. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the Consolidated Statement of Operations, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material effect on the Company’s financial position or results of operations.

News of China Inc.
     (A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2009
Expressed in U.S. Funds

3.	Summary of Significant Accounting Policies (Cont'd)

In June 2009, the FASB issued FAS 166, "Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140", which amends the derecognition guidance in FASB Statement No. 140 and eliminates the exemption from consolidation for qualifying special-purpose entities. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The adoption of FAS 166 is not expected to have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued FAS 167, "Amendments to FASB Interpretation No. 46(R)", which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009. The adoption of FAS 167 is not expected to have a material effect on the Company’s financial position or results of operations.

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principle (“GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles FAS 168. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will apply the Codification to the first quarter fiscal 2010 interim financial statements. The adoption of the Codification will not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it will affect the way U.S. GAAP is referenced by News of China Inc. in its financial statements and accounting policies.

4.	Loan Payable, Shareholder

The loan payable, shareholder is payable on demand and is non-interest bearing.

5.	Capital Stock

	2009	2008

Authorized without limit as to number -

Issued -

25,900,000 common shares	$2,590	$1,590

During the year, the Company issued 10,000,000 common shares for cash consideration, in aggregate, of $50,000 of which $49,000 was allocated as additional paid-in capital.

News of China Inc.
     (A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2009
Expressed in U.S. Funds

6.	Income Taxes

As at June 30, 2009, there were Canadian Federal and Provincial income tax losses that may be applied against earnings of future years, not later than as follows:

2016	$9,648
2017	57,000
2018	55,000
2019	33,000

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

The adoption of FIN 48 has not had a material effect on our financial position or results of operations for 2009. We do not expect our unrecognized tax benefits to change significantly over the next twelve months.

Classification of Interest and Penalties

Our policy to include interest and penalties related to unrecognized tax benefits within interest expense did not change as a result of adopting FIN 48.

7.	Related Party Transactions

Included in professional fees are approximately $Nil (2008 - $24,000) paid to a major shareholder for management consulting services rendered to the Company. Included in general and administrative are approximately $Nil (2008 - $700) paid to a shareholder for technical support services rendered for the Company and approximately $500 (2008 - $1,000) paid to a shareholder for accounting services rendered for the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management has employed a framework consistent with Exchange Act Rule 13a-15(c), to evaluate our internal control over financial reporting described below. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principals.

Based on its evaluation, our management, with the participation of our principal executive and principal financial officer, concluded that as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2009 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

In performing the assessment, our management concluded that as of the end of the period covered by this Annual Report on Form 10-K our internal control over financial reporting was not effective. Our management identified several material weaknesses in our internal control processes. These weaknesses included lack of accounting personnel who has sufficient knowledge in dealing with complex accounting and tax issues, inadequate security, inadequate restricted access to systems and insufficient disaster recovery plans. Management has also identified material weaknesses in our internal control processes over procurement and disbursements, primarily related to lack of segregations of duties.

Our management continues to review processes and will make necessary changes to strengthen our system of internal controls over financial reporting

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

On June 22, 2009, we entered into a subscription agreement with a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) for the sale of 10,000,000 shares of our common stock at a purchase price of $0.005 per share for gross proceeds of $50,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at June 30, 2009, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Chenxi Shi	President, Treasurer, Chief Executive Officer, Chief Financial Officer and Director	43	October 2005
Zibing Zhang	Vice President	39	October 2005

Certain Significant Employees

Other than Messrs. Shi, Zhang and Chen, we do not have other significant employees.

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

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

Corporate Governance

We currently act with one director. We have determined that Chenxi Shi is not independent as defined by Nasdaq Marketplace Rule 4200(a)(15).

Committees of the Board

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2009. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. Our directors believe that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the Board of Directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, Chenxi Shi, at the address appearing on the first page of this annual report.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past five years:

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

Our Code of Ethics and Business Conduct is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB filed on September 28, 2007. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to our President at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2009, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2009; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2009 and 2008, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chenxi Shi President, Treasurer, CEO, CFO and Director	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil 24,263	Nil 24,263
Zibing Zhang Vice President	2009 2008	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zhenyu Chen Vice President	2008	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Employment Agreements

We have not entered into any employment agreement or consulting agreement with our executive officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers. Our executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chenxi Shi	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Zibing Zhang	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Option exercises and stock vested table.

None of our directors, officers or employees has exercised their stock options.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Chenxi Shi	Nil	Nil	Nil	Nil
Zibing Zhang	Nil	Nil	Nil	Nil

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2009, is set out in the following director compensation table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Chenxi Shi	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2009.

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

Outstanding equity awards at fiscal year-end

The following table sets forth for each director certain information concerning the outstanding equity awards as of June 30, 2009.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Chenxi Shi	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Aggregated Options Exercised in the Year Ended June 30, 2009 and Year End Option Values

There were no stock options exercised during the year June 30, 2009

Re-pricing of Options/SARS

We did not re-price any options previously granted during the year ended June 30, 2009

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In the following tables, we have determined the number and percentage of shares beneficially owned in accordance with Rule 13d-3 of the Exchange Act based on information provided to us by our controlling shareholders, executive officers and directors, and this information does not necessarily indicate beneficial ownership for any other purpose. In determining the number of shares of our common stock beneficially owned by a person and the percentage ownership of that person, we include any shares as to which the person has sole or shared voting power or investment power, as well as any shares subject to warrants or options held by that person that are currently exercisable or exercisable within 60 days.

Security ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
common stock	Chenling Shi Room 903, 9/F, Entrance 12, Bldg 4, Jiaodaokou Dongdajie, Dongcheng District, Beijing, China 100007.	10,000,000	Direct	38.61%

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
common stock	Zhenyu Chen 3-5557 Cote Des Neiges Montreal, QC, Canada	300,000	Direct	1.16%
common stock	Chenxi Shi 1855 Talleyrand, #203A Brossard, QC J4W 2Y9	10,500,000	1,000,000 direct and 9,500,000 through Aventech Capital Inc.	40.54%
common stock	Zibing Zhang 3-5557 Cote Des Neiges Montreal, QC, Canada	1,000,000	Direct	3.86%
	Directors and Officers as a Group	11,800,000		45.56%

______________________________
1 Percentage of ownership is based on 25,900,000 common shares issued and outstanding as of September 28, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

On June 22, 2009 we issued 10,000,000 shares of our common stock to Chenling Shi in a private placement. The purchase price was $50,000 paid in cash from the personal funds of Mr. Shi.

Mr. Shi now owns 10,000,000 shares of common stock, which is 38.61% of our issued and outstanding common stock as of September 28, 2009.

Prior to the issuance of 10,000,000 shares of common stock to Mr. Chenling Shi, Mr. Chenxi Shi, our director, President, Treasurer, Chief Executive Officer, Chief Financial Officer, previously held 66.04% of our issued and outstanding stock. Mr. Chenxi Shi had been our largest controlling shareholder prior to this issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

(i)	Any of our directors or officers;

(ii)	Any person proposed as a nominee for election as a director;

(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

(iv)	Any of our promoters; and

(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

Employment Contracts

Other than any agreements described above in Item 11. Executive Compensation beginning on page 36, we are not party to any employment contracts with our directors and officers.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended June 30, 2009 and June 30, 2008:

Services	2009	2008
Audit fees	$18,232	$12,996
Tax fees	$0	$0
All other fees	$14,503	$41,569

Total fees	$32,735	$54,565

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by RSM Richter, Chartered Accountants for the fiscal years ended June 2009 and 2008 in connection with statutory and regulatory filings or engagements.

Tax Fees

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Regulation S-K

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
10.2

Form of Private Placement Subscription Agreement Between Chenling Shi and the Issuer (incorporated by reference to an exhibit to the Issuer’s current report on Form 8- K filed with the Securities and Exchange Commission on June 23, 2009)

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

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS OF CHINA INC.

By:
/s/ Chenxi Shi
Chenxi Shi President, Treasurer and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chenxi Shi
Chenxi Shi President, Treasurer and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2009