Form 10-Q
period 2009-09-30
News of China Inc
filed 2009-11-13
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52276

NEWS OF CHINA INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0471083
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

ii

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,900,000 shares of common stock issued and outstanding as of November 9, 2009.

iii

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by News of China, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2009, and the results of operations, stockholders’ equity, and cash flows for the three month period ended September 30, 2009 and for the period from inception (October 11, 2005) to September 30, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report on Form 10-K filed on October 1, 2009.

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)

Interim Balance Sheet
(Expressed in U.S. Funds)

	September 30,	June 30,
	2009	2009
	(unaudited)
Assets
Cash	$58,606	$58,037
Sales taxes recoverable	1,734	1,567
	$60,340	$59,604
Liabilities
Accrued liabilities	15,946	9,588
Loan payable, shareholders	28,706	28,706
	44,652	38,294
Shareholders' Equity
Capital Stock (note 7)	2,590	2,590
Additional Paid-in Capital	173,695	173,695
Accumulated Other Comprehensive Income	1,223	84
Deficit Accumulated During the Development Stage	(161,820)	(155,059)
	15,688	21,310
	$60,340	$59,604

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Shareholders' Equity
(Expressed in U.S. Funds)
(Unaudited)

					Deficit
				Accumulated	Accumulated
				Other	During	Total
	Common Stock		Additional	Comprehensive	Development	Shareholders'
	Shares	Amount	Paid-In Capital	Income	Stage	Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Issue of common shares	10,000,000	1,000	49,000	-	-	50,000
Cumulative translation adjustment	-	-	-	816	-	816
Net loss for the year ended June 30, 2009	-	-	-	-	(32,735)	(32,735)
Balance - June 30, 2009	25,900,000	2,590	173,695	84	(155,059)	21,310
Cumulative translation adjustment	-	-	-	1,139	-	1,139
Net loss for the three months ended September 30, 2009	-	-	-	-	(6,761)	(6,761)
Balance - September 30, 2009	25,900,000	$2,590	$173,695	$1,223	$(161,820)	$15,688

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Operations
(Expressed in U.S. Funds)
(Unaudited)

						From Inception
		September 30,		September 30,		(October 11, 2005)
		2009		2008		to September 30,
		(3 months)		(3 months)		2009

Revenue	$	NIL	$	NIL	$	NIL
Expenses

General and administration expenses		23		505		33,293
Professional fees		6,138		5,087		134,345
Foreign exchange		600		233		(4,671)
Interest		-		(15)		(1,147)
		6,761		5,810		161,820
Net Loss		(6,761)		(5,810)		(161,820)

Other Comprehensive Income (Loss)
Cumulative translation adjustment		1,139		(1,000)		1,223
Comprehensive Loss		$(5,622)		$(6,810)		$(160,597)
Basic Weighted Average Number of Shares Outstanding		25,900,000		15,900,000		15,701,064
Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

			From Inception
	September 30,	September 30,	(October 11, 2005)
	2009	2008	to September 30,
	(3 months)	(3 months)	2009
Funds Provided (Used) -
Operating Activities
Net loss	$(6,761)	$(5,810)	$(161,820)
Cumulative translation adjustment	1,139	(1,000)	1,223
	(5,622)	(6,810)	(160,597)
Changes in non-cash operating elements of working capital	6,191	4,805	14,212
	569	(2,005)	(146,385)
Financing Activities
Loans payable, shareholders	-	-	28,706
Capital stock issuance	-	-	176,285
	-	-	204,991

Increase (Decrease) in Cash	569	(2,005)	58,606
Cash
Beginning of Period	58,037	36,219	-
End of Period	$58,606	$34,214	$58,606

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, they are prepared using the same accounting policies as outlined in note 3 of News of China Inc.’s financial statements for the years ended June 30, 2009 and 2008. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the years ended June 30, 2009 and 2008.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The financial statements are expressed in U.S. funds.

Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on November 4, 2009 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going Concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate of foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at September 30, 2009, the Company has accumulated losses of $161,820 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as doubt regarding the Company's ability to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards

Fair Value Measurements

SFAS No.157 as codified in FASB ASC 820 Fair Value Measurement and Disclosures is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008. The Company adopted ASC 820 for financial assets and liabilities in the first quarter of fiscal 2009 with no material impact to the financial statements. The Company adopted ASC 820 for non-financial assets and liabilities in the first quarter of fiscal 2010 with no material impact to the financial statements.

ASC 820 applies to all assets and liabilities that are being measured and reported on a fair value basis. ASC 820 requires new disclosure that establishes a framework for measuring fair value in GAAP, and expands disclosure about fair value measurements. This statement enables the reader of the financial statements to assess the inputs used to develop those measurements by establishing a hierarchy for ranking the quality and reliability of the information used to determine fair values. The statement requires that assets and liabilities carried at fair value be classified and disclosed in one of the following three categories:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are not corroborated by market data.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at September 30, 2009.

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments expressed in thousands of US$. The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the investment tax credits receivable and the convertible notes approximate fair value because of the relatively short period of time between their origination and expected realization. The loan payable, shareholder is presumed to have a fair value measured by the cash proceeds exchanged at issuance

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

US$ thousands		September 30, 2009		June 30, 2009
		Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value

Financial assets
Cash	Level 1	$58,606	$58,606	$58,037	$58,037
Sales taxes receivable	Level 1	1,739	1,739	1,567	1,567
Financial liabilities
Accrued liabilities	Level 1	15,946	15,946	9,588	9,588
Loan payable, shareholder	Level 2	28,706	28,706	28,706	28,706

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” now codified in FASB ASC 825. This FSP, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Since this FSP at most requires additional disclosures, its adoption did not have a material impact on its financial statements.

Subsequent Events

FASB ASC 855, "Subsequent Events", which established principles and requirements for subsequent events is effective for interim or annual reporting periods ending after June 15, 2009. The statement details the period after the balance sheet date during which the Company should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. Since FASB ASC 855 at most requires additional disclosures, the adoption of ASC 855 did not have a material impact on its financial statements.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

FASB Codification

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principle (“GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles FAS 168. The Codification replaces all previous U.S. GAAP accounting standards. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company has applied the Codification for the first time for its interim financial statements for the three months ending September 30, 2009. The adoption of the Codification did not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is referenced by FactSet in its financial statements and accounting policies.

4.	Recently Issued Accounting Pronouncements

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures” (ASU 2009-05). The amendment is to subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of liabilities. The purpose of this amendment is to reduce ambiguity in financial reporting when measuring fair value of liabilities. The guidance in the update is effective for the first interim reporting period beginning after issuance, which would be the reporting period ending December 31, 2009 for the Company. The adoption of ASU 2009-05 is not expected to have a material effect on the Company’s financial position or results of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

4.	Newly Issued Accounting Pronouncements (Cont’d)

In September 2009, the FASB issued Accounting Standards Update No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820)—Investments in Certain Entities that Calculate Net Asset Value per share (or Its Equivalent)” (ASU 2009-12). ASU 2009-12 provides amendments to ASC 820-10 “Fair Value Measurements and Disclosures—Overall” for the fair value measurement of investments in certain entities. In addition, ASU 2009-12 requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in the update. ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. The adoption of ASU 2009-12 is not expected to have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in ASC 605-25 for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, “Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-14). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-14 is not expected to have a material effect on the Company’s financial position or results of operations.

5.	Loans Payable, Shareholders

The loans payable, shareholders are payable on demand and are non-interest bearing.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2009
(Expressed in U.S. Funds)
(Unaudited)

6.	Fair Value of Financial Instruments

The estimated fair values of the Company's short-term financial instruments, including receivables and payables arising in the ordinary course of business, approximate their individual carrying amounts due to the relatively short period of time between their origination and expected realization.

7.	Capital Stock

Authorized 50,000,000 shares at par value of $0.0001 per share
Issued -
25,900,000 common shares	$2,590

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 18, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In December of 2006, Messrs. Zhang and Shi traveled to China to promote our business with the investment community there. During this trip, Messrs. Zhang and Shi attended meetings with candidates who can assist us to gather and collect relevant financial information in China on Chinese reporting companies. Messrs. Zhang and Shi also met with individuals from Beijing University to discuss the possibility of organizing an investor relations forum at Beijing University and to promote the benefits of our online media outlet to the attendees.

Our online financial media outlet has experienced software difficulty and is currently not operational. We are working on fixing the software problem for our online financial media outlet but we are unsure when we can have it operational again.

In August 2007, we started the incorporation process of incorporating a wholly owned subsidiary in China called News of China (Beijing) Management Consultants Co., Ltd. We paid the initial capital registration fee of $30,000 as required under Chinese company law. However, the further capital contribution in the amount of $120,000 was too onerous for our company at this early development stage, so we decided not to invest the remaining $120,000 and cancelled the incorporation process. The $30,000 advance was refunded to our company and the incorporation of our subsidiary was cancelled.

In our management’s opinion, we have not been able to achieve the milestones we set to fully implement our business operations. Because we have not been able to generate revenues from our online financial media outlet and we have little working capital remained, our management has decided to suspend the implementation of our current business plan until such time when we are able to obtain further financing. We anticipate that we will need to raise between $2,000,000 and $2,500,000 in additional financing through sales of our securities in traditional private placement offerings or other types of private placement transactions such as Private Investment in Public Equity (“PIPE”) before we can continue implementing our current business plan. Alternatively, we may decide to pursue a new business in a different direction other than our current business plan.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended September 30, 2009 which are included herein.

Three Months Ended September 30, 2009 and 2008

		September 30,		September 30,
		2009		2008
		(3 months)		(3 months)
Revenue	$	Nil	$	Nil
Expenses
General and administration expenses		$23		$505
Professional fees		6,138		5,087
Foreign exchange		600		233
Interest		-		(15)
Net Loss		$(6,761)		$(5,810)

We have not generated any revenues from operations since our inception and we did not generate any revenues from operations in the three months ended September 30, 2009.

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

Cash Flows

	September	September 30,
	30, 2009	2008
	(3 months)	(3 months)
Funds Provided (Used) from Operating Activities	$569	$(2,005)
Funds Provided (Used) from Financing Activities	Nil	Nil
Increase (Decrease) in Cash	$569	$(2,005)

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at	Percentage
	September 30, 2009	June 30, 2009	Increase/(Decrease)
Current Assets	$58,606	$58,037	0.98%
Current Liabilities	15,946	9,588	66.31%
Working Capital	42,660	48,449	-11.95%

Cash Requirements

Over the next 12 months ending September 30, 2010, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$24,000
Professional fees	30,000
Foreign exchange	6,000
Interest	5,000
Total	$65,000

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

Recently Issued Accounting Standards

Please refer to our Adoption of New Accounting Standards under Note 3 of our financial statements beginning on page 9 and Recently Issued Accounting Pronouncements under Note 4 beginning on page 11.

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

Based on its evaluation, our management, with the participation of our principal executive and principal financial officer, concluded that as of the end of the period covered by this Quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As at September 30, 2009, we had an accumulated deficit of $161,820. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of November 4, 2009, the exchange rate between the Renminbi and the United States dollar was 6.8250 Renminbi to every one United States dollar.

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

November 12, 2009