Form 10-Q
period 2009-12-31
News of China Inc
filed 2010-02-12
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,900,000 shares of common stock issued and outstanding as of February 10, 2010.

- ii -

- iii -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by News of China, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2009, and the results of operations, stockholders’ equity, and cash flows for the three and six months period ended December 31, 2009 and for the period from inception (October 11, 2005) to December 31, 2009. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report on Form 10-K filed on October 1, 2009.

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
December 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
December 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)
Interim Balance Sheet
(Expressed in U.S. Funds)

	December 31,	June 30,
	2009	2009
	(unaudited)

Assets
Cash	$45,069	$58,037
Sales taxes recoverable	2,991	1,567
Prepaid expenses	500	-
	$48,560	$59,604

Liabilities
Accrued liabilities	11,148	9,588
Loans payable, shareholders (note 5)	29,084	28,706
	40,232	38,294
Shareholders' Deficiency
Capital Stock (note 7)	2,590	2,590
Additional Paid-In Capital	173,695	173,695
Accumulated Other Comprehensive Loss	876	84
Deficit During the Development Stage	(168,833)	(155,059)
	8,328	21,310
	$48,560	$59,604

See accompanying notes

News of China Inc.
(A Company in the Development Stage)
Interim Statement of Shareholders' Equity
(Expressed in U.S. Funds)
(Unaudited)

					Deficit
				Accumulated	Accumulated
				Other	During	Total
	Common Stock		Additional	Comprehensive	Development	Shareholders'
	Shares	Amount	Paid-In Capital	Income	Stage	Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Issue of common shares	10,000,000	1,000	49,000	-	-	50,000
Cumulative translation adjustment	-	-	-	816	-	816
Net loss for the year ended June 30, 2009	-	-	-	-	(32,735)	(32,735)
Balance - June 30, 2009	25,900,000	2,590	173,695	84	(155,059)	21,310
Cumulative translation adjustment	-	-	-	1,139	-	1,139
Net loss for the three months ended September 30, 2009	-	-	-	-	(6,761)	(6,761)
Balance – September 30, 2009	25,900,000	2,590	173,695	1,223	(161,820)	15,688
Cumulative translation adjustment	-	-	-	(347)	-	(347)
Net loss for the three months ended December 31, 2009	-	-	-	-	(7,013)	(7,013)
Balance - December 31, 2009	25,900,000	$2,590	$173,695	$876	$(168,833)	$8,328

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Operations
(Expressed in U.S. Funds)
(Unaudited)

										From Inception
										(October 11, 2005)
		December 31,		December 31,		December 31,		December 31,		to
		2009		2008		2009		2008		December 31,
		(3 months)		(3 months)		(6 months)		(6 months)		2009
Revenue	$	NIL	$	NIL	$	NIL	$	NIL	$	NIL
Expenses
General and administrative		801		-		824		505		34,094
Professional fees		5,858		9,577		11,996		14,664		140,203
Foreign exchange		354		987		954		1,220		(4,317)
Interest		-		-		-		(15)		(1,147)
		7,013		10,564		13,774		16,374		168,833
Net Loss		(7,013)		(10,564)		(13,774)		(16,374)		(168,833)
Other Comprehensive Loss
Cumulative translation adjustment		(347)		(1,438)		792		(2,438)		876
Comprehensive Loss		$(7,360)		$(12,002)		$(12,982)		$(18,812)		$(167,957)
Basic Weighted Average Number of Shares Outstanding		25,900,000		15,900,000		25,900,000		15,900,000		16,292,000
Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

					From Inception
					(October 11, 2005)
	December 31,	December 31,	December 31,	December 31,	to
	2009	2008	2009	2008	December 31,
	(3 months)	(3 months)	(6 months)	(6 months)	2009
Funds Provided (Used) -
Operating Activities
Net loss	$(7,013)	$(10,564)	$(13,774)	$(16,374)	$(168,833)
Cumulative translation adjustment	(347)	(1,438)	792	(2,438)	876
	(7,360)	(12,002)	(12,982)	(18,812)	(167,957)
Changes in non-cash operating elements of working capital	(6,555)	248	(364)	5,053	7,657
	(13,915)	(11,754)	(13,346)	(13,759)	(160,300)
Financing Activities
Loans payable, shareholders	378	-	378	-	29,084
Capital stock issuance	-	-	-	-	176,285
	378	-	378	-	205,369

Increase (Decrease) in Cash	(13,537)	(11,754)	(12,968)	(13,759)	45,069
Cash
Beginning of Period	58,606	34,214	58,037	36,219	-
End of Period	$45,069	$22,460	$45,069	$22,460	$45,069

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, they are prepared using the same accounting policies as outlined in note 3 of News of China Inc.’s financial statements for the years ended June 30, 2009 and 2008. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the years ended June 30, 2009 and 2008.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The financial statements are expressed in U.S. funds.

Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on February 8, 2010 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going Concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate of foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at December 31, 2009, the Company has accumulated losses of $168,833 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as doubt regarding the Company's ability to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2009
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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at December 31, 2009.

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments expressed in thousands of US$. The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions. The carrying value of receivables and payables arising in the ordinary course of business and the investment tax credits receivable and the convertible notes approximate fair value because of the relatively short period of time between their origination and expected realization. The loan payable, shareholder is presumed to have a fair value measured by the cash proceeds exchanged at issuance.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

US$ thousands		December 31, 2009		June 30, 2009
		Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$45,069	$45,069	$58,037	$58,037
Sales taxes receivable	Level 1	2,991	2,991	1,567	1,567
Prepaid expenses	Level 1	500	500	-	-
Financial liabilities
Accrued liabilities	Level 1	11,148	11,148	9,588	9,588
Loans payable, shareholders	Level 2	29,084	29,084	28,706	28,706

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

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2009
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

FASB Codification

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principle (“GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles FAS 168. The Codification replaces all previous U.S. GAAP accounting standards. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company has applied the Codification for its interim financial statements for the six months ending December 31, 2009. The adoption of the Codification did not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is referenced by FactSet in its financial statements and accounting policies.

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

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures” (ASU 2009-05). The amendment is to subtopic 820-10, Fair Value Measurements and Disclosures- Overall, for the fair value measurement of liabilities. The purpose of this amendment is to reduce ambiguity in financial reporting when measuring fair value of liabilities. The guidance in the update is effective for the first interim reporting period beginning after issuance, which would be the reporting period ending December 31, 2009 for the Company. The adoption of ASU 2009-05 is not expected to have a material effect on the Company’s financial position or results of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2009
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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Revenue Recognition (Topic 605)— Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (ASU 2009- 13). ASU 2009-13 provides amendments to the criteria in ASC 605-25 for separating consideration in multiple- deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASU 2009-13 is not expected to have a material effect on the Company’s financial position or results of operations.

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

The loans payable, shareholders are payable on demand and are non-interest bearing

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2009
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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended December 31, 2009 which are included herein.

Three and Six Months Ended December 31, 2009 and 2008

		December 31,	December 31,	December 31	December 31
		2009	2008	2009	2008
		Three	Three
		Months	Months	Six Months	Six Months
Revenue	$	Nil	Nil $	Nil	Nil
Expenses
General and administration expenses		801	-	824	505
Professional fees		5,858	9,577	11,996	14,664
Foreign exchange		354	987	954	1,220
Interest		-	-	-	(15)
Net Loss		$7,013	10,564 $	13,774	16,374

Revenues

We have not generated any revenues from operations since our inception and we did not generate any revenues from operations in the three or six months ended December 31, 2009.

Three Months Ended December 31, 2009 and 2008

Expenses for the three months ended December 31, 2009 decreased by $3,551 over the same period in 2008 because of reduction in professional fees.

Six Months Ended December 31, 2009 and 2008

Expenses for the six months ended December 31, 2009 decreased by $2,600 over the same period in 2008 because of reduction in professional fees.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended December 31, 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at	Percentage
	December 31, 2009	June 30, 2009	Increase/(Decrease)
Current Assets	$48,560	59,604	(16.33%	)
Current Liabilities	40,232	38,294	5.06%
Working Capital	8,328	21,310	(60.92%	)

Cash Flows

	For the three	For the three
	month period	month period	For the six	For the six
	ended	ended	month period	month period
	December 31	December 31	ended	ended
	2009	2008	December 31	December 31
Cash flows used in	$(13,915)	$(11,754)	$(13,346)	$(13,759)
operating activities
Cash flows from	$378	$-	$378	$-
financing activities
Decrease in cash	$(13,537)	$(11,754)	$(12,968)	$(13,759)

Cash Requirements

Over the next 12 months ending December 31, 2010, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$24,000
Professional fees	30,000
Foreign exchange	6,000
Interest	5,000
Total	$65,000

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As at December 31, 2009, we had an accumulated deficit of $168,833. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Our capital requirements relating to the developing and marketing of our services have been, and will continue to be, significant. We are dependent on the proceeds of future financing in order to continue in business and to develop and commercialize additional proposed services. We anticipate requiring approximately $2,000,000 to $2,500,000 in additional financing for our longer term growth. Our management has decided to suspend implementation of our current business plan until such time when additional financing of approximately $2,000,000 to $2,500,000 is achieved. There can be no assurance that we will be able to raise the substantial additional capital resources necessary to permit us to pursue our business plan. We have no current arrangements with respect to, or sources of, additional financing and there can be no assurance that any such financing will be available to us on commercially reasonable terms, or at all. Any inability to obtain additional financing will have a material adverse effect on us, such as requiring us to significantly curtail or cease operations. In that case, you may lose your entire investment.

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

China is one of the fastest growing economies in the world. China is now taking great efforts to develop its current capital market into a more effective one. The growth of China’s capital market might significantly reduce the necessity of Chinese companies to go public in the United States and Canada. Furthermore, Chinese companies also have the options to go public in other global capital markets such as those in Hong Kong and Singapore. The development of other global capital markets can also attract more companies to go public in those alternative stock markets. Moreover, Chinese regulators might limit the number and the ability of Chinese companies to go public in the United States and Canada. Because our online financial media outlet will focus on North American publicly reporting companies with business based in China, all these circumstances can have an adverse effect on our business.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of January 14, 2010, the exchange rate between the Renminbi and the United States dollar was 6.8261 Renminbi to every one United States dollar.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10- KSB filed September 28, 2007)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS OF CHINA INC.

By:

/s/ Chenxi Shi
Chenxi Shi, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

February 12, 2010