Form 10-Q
period 2010-03-31
News of China Inc
filed 2010-05-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010 or

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
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
25,900,000 shares of common stock issued and outstanding as of May 12, 2010.

- ii -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by News of China, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2010, and the results of operations, stockholders’ equity, and cash flows for the three and nine months period ended March 31, 2010 and for the period from inception (October 11, 2005) to March 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report on Form 10-K filed on October 1, 2009.

News of China Inc.
(A Company in the Development Stage)

Interim Balance Sheet
(Expressed in U.S. Funds)

	March 31,	June 30,
	2010	2009
	(unaudited)

Assets

Cash	$40,751	$58,037
Sales taxes recoverable	2,991	1,567
Prepaid expenses	375	-

	$44,117	$59,604

Liabilities

Accrued liabilities	11,085	9,588
Loans payable, shareholders (note 5)	29,209	28,706

	40,294	38,294

Shareholders' Deficiency

Capital Stock (note 6)	2,590	2,590

Additional Paid-In Capital	173,695	173,695

Accumulated Other Comprehensive Income	1,209	84

Deficit During the Development Stage	(173,671)	(155,059)

	3,823	21,310

	$44,117	$59,604

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Shareholders' Equity
(Expressed in U.S. Funds)
(Unaudited)

					Accumulated
				Accumulated	Deficit
			Additional	Other	During the	Total
	Common Stock		Paid-in	Comprehensive	Development	Shareholders'
	Shares	Amount	Capital	Income	Stage	Equity
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Issue of common shares	10,000,000	1,000	49,000	-	-	50,000
Cumulative translation adjustment	-	-	-	816	-	816
Net loss for the year ended June 30, 2009	-	-	-	-	(32,735)	(32,735)
Balance - June 30, 2009	25,900,000	2,590	173,695	84	(155,059)	21,310
Cumulative translation adjustment	-	-	-	1,139	-	1,139
Net loss for the three months ended September 30, 2009	-	-	-	-	(6,761)	(6,761)
Balance – September 30, 2009	25,900,000	2,590	173,695	1,223	(161,820)	15,688
Cumulative translation adjustment	-	-	-	(347)	-	(347)
Net loss for the three months ended December 31, 2009	-	-	-	-	(7,013)	(7,013)
Balance – December 31, 2009	25,900,000	2,590	173,695	876	(168,833)	8,328
Cumulative translation adjustment	-	-	-	333	-	333
Net loss for the three months ended March 31, 2010	-	-	-	-	(4,838)	(4,838)
Balance - March 31, 2010	25,900,000	$2,590	$173,695	$1,209	$(173,671)	$3,823

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)

										From Inception
		March 31,		March 31,		March 31,		March 31,		(October 11, 2005)
		2010		2009		2010		2009		to March 31,
		(3 months)		(3 months)		(9 months)		(9 months)		2010

Revenue	$	NIL	$	NIL	$	NIL	$	NIL	$	NIL

Expenses

General and administrative		921		100		1,745		605		35,015
Professional fees		3,737		4,572		15,733		19,236		143,940
Foreign exchange		180		18		1,134		1,238		(4,137)
Interest		-						(15)		(1,147)

		4,838		4,690		18,612		21,064		173,671

Net Loss		$(4,838)		$(4,690)		$(18,612)		$(21,064)		$(173,671)

Other Comprehensive Income (Loss)

Cumulative translation adjustment		333		(88)		1,125		(2,526)		1,209

Comprehensive Loss		$(4,505)		$(4,778)		$(17,487)		$(23,590)		$(172,462)

Basic Weighted Average Number of Shares Outstanding		25,900,000		15,900,000		25,900,000		15,900,000		16,855,660

Basic and Diluted Loss Per Share		$(0.01)		$(0.01)		$(0.01)		$(0.01)		$(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

					From Inception
	March 31,	March 31,	March 31,	March 31,	(October 11, 2005)
	2010	2009	2010	2009	to March 31,
	(3 months)	(3 months)	(9 months)	(9 months)	2010
Funds Provided (Used) -

Operating Activities

Net loss	$(4,838)	$(4,690)	$(18,612)	$(21,064)	$(173,671)
Cumulative translation adjustment	333	(88)	1,125	(2,526)	1,209
Changes in non-cash operating elements of working capital	62	(4,837)	(302)	216	7,719
	(4,443)	(9,615)	(17,789)	(23,374)	(164,743)

Financing Activities

Loans payable, shareholders	125	100	503	100	29,209
Capital stock issuance	-	-	-	-	176,285
	125	100	503	100	205,494
Increase (Decrease) in Cash	(4,318)	(9,515)	(17,286)	(23,274)	40,751

Cash
Beginning of Period	45,069	22,460	58,037	36,219	-
End of Period	$40,751	$12,945	$40,751	$12,945	$40,751

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to March 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, they are prepared using the same accounting policies as outlined in note 3 of News of China Inc.’s financial statements for the years ended June 30, 2009 and 2008. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2010. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the years ended June 30, 2009 and 2008.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The financial statements are expressed in U.S. funds.

2.	Going Concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate of foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at March 31, 2010, the Company has accumulated losses of $173,671 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as doubt regarding the Company's ability to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to March 31, 2010
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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3. There are no assets or liabilities measured at fair value as at March 31, 2010.

Fair Value of Financial Instruments

The table below presents the carrying value and fair value of Company’s financial instruments expressed in thousands of US$. The disclosure excludes leases.

The fair value represents management’s best estimates based on a range of methodologies and assumptions.

The carrying value of receivables and payables arising in the ordinary course of business approximates fair value because of the relatively short period of time between their origination and expected realization. The loan payable, shareholder is presumed to have a fair value measured by the cash proceeds exchanged at issuance.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to March 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

US$ thousands		March 31, 2010		June 30, 2009
		Carrying	Estimated	Carrying	Estimated
	Level	Value	Fair Value	Value	Fair Value
Financial assets
Cash	Level 1	$40,751	$40,751	$58,037	$58,037
Sales taxes receivable	Level 1	2,991	2,991	1,567	1,567
Prepaid expenses	Level 1	375	375	-	-
Financial liabilities
Accrued liabilities	Level 1	11,085	11,085	9,588	9,588
Loans payable, shareholders	Level 2	29,209	29,209	28,706	28,706

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” now codified in FASB ASC 825. This FSP, amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. Since this FSP at most requires additional disclosures, its adoption did not have a material impact on the Company’s financial statements.

Subsequent Events

In February 2010, the FASB issued ASU 2010-9, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to March 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of New Accounting Standards (Cont’d)

FASB Codification

On July 1, 2009, the FASB released the final version of its new Accounting Standards Codification (the “Codification”) as the single authoritative source for U.S. generally accepted accounting principle (“GAAP”). The Codification replaces all previous U.S. GAAP accounting standards as described in SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles FAS 168. The Codification replaces all previous U.S. GAAP accounting standards. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. It is structured by accounting topic to help accountants and auditors more quickly identify the guidance that applies to a specific accounting issue. The Company has applied the Codification for its interim financial statements for the nine months ending March 31, 2010. The adoption of the Codification did not have an effect on the Company’s financial position and results of operations. However, because the Codification completely replaces existing standards, it affects the way U.S. GAAP is referenced by the Company in its financial statements and accounting policies.

4.	Recently Issued Accounting Pronouncement

In February 2010, the FASB issued Update No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. This ASU clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in the ASU are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of FASB Update No. 2010-11 is not expected to have a material effect on the Company’s financial position or results of operations.

5.	Loans Payable, Shareholders

The loans payable, shareholders are payable on demand and are non-interest bearing.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to March 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

6.	Capital Stock

Authorized 50,000,000 shares at par value of $0.0001 per share

Issued -

25,900,000 common shares	$2,590

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 15, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended March 31, 2010 which are included herein.

		March 31		March 31		March 31		March 31
		2010		2009		2010		2009
		Three		Three		Nine		Nine
		Months		Months		Months		Months
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Expenses
General and administration expenses		921		100		1,745		605
Professional fees		3,737		4,572		15,733		19,236
Foreign exchange		180		18		1,134		1,238
Interest		Nil		Nil		Nil		(15)
Net Loss		$(4,838)		$(4,690)		$(18,612)		$(21,064)

Revenues

We have not generated any revenues from operations since our inception and we did not generate any revenues from operations in the three or nine months ended March 31, 2010.

Expenses

Three Months Ended March 31, 2010 and 2009

Expenses for the three months ended March 31, 2010 increased by $148 over the same period in 2009 because of increase in general and administrative expenses and foreign exchange.

Nine Months Ended March 31, 2010 and 2009

Expenses for the nine months ended March 31, 2010 decreased by $2,452 over the same period in 2009 because of reduction in professional fees.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended March 31, 2010 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	As at	As at	Percentage
	March 31, 2010	June 30, 2009	Increase/(Decrease)
Current Assets	$44,117	$59,604	(25.98%	)
Current Liabilities	40,294	38,294	5.22%
Working Capital	3,823	21,310	(82.06%	)

Cash Flows

	Three Months	Three Months	Nine Months	Nine Months
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Cash flows used in	$(4,443)	$(9,615)	$(17,789)	$(23,374)
operating activities
Cash flows from	$125	$100	$503	$100
financing activities
Decrease in cash	$(4,318)	$(9,515)	$(17,286)	$(23,274)

Cash Requirements

Over the next 12 months ending March 31, 2011, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$24,000
Professional fees	30,000
Foreign exchange	6,000
Interest	5,000
Total	$65,000

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

Recently Issued Accounting Standards

Please refer to our Adoption of New Accounting Standards under Note 3 of our financial statements beginning on page 7 and Recently Issued Accounting Pronouncements under Note 4 beginning on page 9.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year ending June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As at March 31, 2010, we had an accumulated deficit of $173,671. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of May 12, 2010, the exchange rate between the Renminbi and the United States dollar was 6.83 Renminbi to every one United States dollar.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
10.2	Form of Private Placement Subscription Agreement with Chenling Shi (attached as an exhibit to our current report on Form 8-K filed on June 22, 2009)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS OF CHINA INC.

By:
/s/ Chenxi Shi
Chenxi Shi, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 14, 2010