Form 10-K
period 2010-06-30
News of China Inc
filed 2010-10-04
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

Commission file number 000-52276

NEWS OF CHINA INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0471083
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

1855 Talleyrand, Suite 203A, Brossard, Quebec, Canada, J4W 2Y9
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code	(450) 443-1153

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered

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

4,100,000 shares of common stock at a price of $0.10 per share for an aggregate market value of $410,000 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of our common stock on September 2, 2010.

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
Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 25,900,000 shares of common stock as of September 28, 2010.

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

ii

iii

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

Corporate Overview

We are a development stage company incorporated in Delaware on October 11, 2005. Our principal business when we were first established was to provide an online financial media outlet for researching China-related stocks. This media outlet would provide financial news and commentary, online video broadcasting, and other information for researching China-related stocks. China-related stocks refer to the stocks issued by companies whose main operations are located in China.

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

We finished our online financial media outlet software development in August, 2006, and our media outlet became operational online at www.newsofchina.com in August 2006. Since the initial launch of our online financial media outlet, we updated the contents of our online financial media outlet with relevant news updates, editorials and market analyses relating to public companies with business operations in China. In addition to Mr. Chenxi Shi and Mr. Zibing Zhang, we also engaged additional part time staff members to help us gather relevant financial information for the contents of our online financial media outlet.

Furthermore, in December of 2006, Messrs. Zhang and Shi also traveled to China to promote our business with the investment community there. During this trip, Messrs. Zhang and Shi attended meetings with candidates who can assist us to gather and collect relevant financial information in China on Chinese reporting companies. Messrs. Zhang and Shi also met with individuals from Beijing University to discuss the possibility of organizing an investor relations forum at Beijing University. It was hoped that our company would then be able to promote the benefits of its online media outlet to the attendees. However, our management was not able to organize an investor relations forum as planned.

In early 2007, our online financial media outlet experienced software difficulties and is currently not operational.

In August 2007, we started incorporating a wholly owned subsidiary in China called News of China (Beijing) Management Consultants Co., Ltd. and paid the initial capital registration fee of $30,000 as required under Chinese company law. However, the further capital contribution in the amount of $120,000 was too onerous for our company at that time, so subsequent to the advance of $30,000, we decided not to invest the remaining $120,000 in order to complete the incorporation process. As a consequence thereof, our agent in China repaid the $30,000 advance we made in full to our company and the incorporation of our subsidiary was cancelled.

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

Competition

We are a company seeking prospective business opportunities. We compete with other companies for both the acquisition of prospective businesses and the financing necessary to develop such businesses.

Employees

We currently have no employees, other than our sole officer and director, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Subsidiaries

We do not have any subsidiaries.

Research and Development Expenditures

We did not incur expenditures in research and development over the last fiscal year.

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

We commenced our business operations in October, 2005 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. We are currently a development stage company and have developed preliminarily the necessary software for the planned online financial media outlet. Accordingly, we have a very limited operating history and we face all of the risks and uncertainties encountered by early-stage companies.

As at June 30, 2010, we had an accumulated deficit of $186,896. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated September 21, 2010, our independent auditors stated that our financial statements for the period October 11, 2005 (Date of Inception) to June 30, 2010 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have never generated any revenue from operations. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our future success will depend in substantial part on the continual services of our senior management, including our President and Chief Executive Officer, Chenxi Shi. As a startup company, currently none of the senior management team draws salaries from our company. We do not carry key person life insurance on any of our officers or employees. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of September 28, 2010, the exchange rate between the Renminbi and the United States dollar was 6.69 Renminbi to every one United States dollar.

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was originally accepted for quotation on the OTC Bulletin Board under the Symbol “NWCH” on February 22, 2007. Our CUSIP number is 65248X102.

The following table reflects the bid high and low bid information for our common stock obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Quarter Ended	High	Low
June 30, 2010	$0.00	$0.00
March 31, 2010	$0.00	$0.00
December 31, 2009	$0.00	$0.00
September 30, 2009	$0.052	$0.00
June 30, 2009	$0.03	$0.01
March 31, 2009	$0.05	$0.01
December 31, 2008	$0.15	$0.05
September 30, 2008	$0.15	$0.15

Holders of our Common Stock

As of September 28, 2010, there were approximately 63 holders of record of our common stock. As of such date, 25,900,000 shares of common stock were issued and outstanding.

Our shares of common stock are issued in registered form. Colonial Stock Transfer Co, Inc. is the registrar and transfer agent for our shares of common stock.

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

Securities authorized for issuance under equity compensation plans.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	Nil	Nil	Nil
Total	Nil	Nil	Nil

As at June 30, 2010, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities

On June 22, 2009 we sold 10,000,000 shares of our common stock, at a purchase price of $0.005 per share for gross proceeds of $50,000, pursuant to a subscription agreement that we entered into with a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended). The offer and sale of these shares occurred outside of the United States.

We issued these shares to a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction. In issuing these shares, we relied on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 20010 which are included herein.

			Percentage
	Year Ended	Year Ended	Increase/
	June 30, 2010	June 30, 2009	Decrease
Revenue	$--	$--	--
Expenses	31,837	32,735	-2.74%
Net Loss	$(31,837)	$(32,735)	-2.74%

Revenues

We recorded a net operating loss of $31,837 for the 12 months ended June 30, 2010 and have an accumulated deficit of $186,896 since inception. We have had no operating revenues since our inception on February 25, 2005 through to the year ended June 30, 2010. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Expenses

The major components of our expenses for the years ended June 30, 2010 and 2009 are outlined in the table below:

	June 30	June 30
	2010	2009
General and administrative	$4,506	$705
Professional fees	25,928	29,150
Foreign exchange	1,403	2,895
Interest	-	(15)
Total Expenses	$31,837	$32,735

In the 12 months ended June 30, 2010 our expenses decreased 2.74% relative to the 12 month period ended June 30, 2009 because of a decrease in the professional fees we paid.

Liquidity and Capital Resources

Our financial condition for the year ended June 30, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

Working Capital			Percentage
	12 months ended June 30		Increase
	2010	2009	(Decrease)
Current Assets	$28,851	$59,604	(51.60%	)
Current Liabilities	38,832	38,294	(1.40%	)
Working Capital	$(9,981)	$21,310	(146.84%	)

The 146.84% decrease in our working capital was primarily due to our lack of revenues.

Cash Flows

	12 months	12 months
	ended	ended
	June 30	June 30
	2010	2009
Cash flow used in operating activities	$30,064	$28,282
Cash flow used in investing activities	--	--
Cash provided by financing activities	628	50,100
Net increase (decrease) in cash	$(29,436)	$21,818

Cash Used in Operating Activities

As of June 30, 2010 our cash used in operating activities stayed at a similar level from the previous year, increasing slightly by 6.3% .

Cash Provided by Financing Activities

As of June 30, 2010 our cash provided by financing activities decreased by 98.75% because we were able to obtain an equity financing of $50,000 in the year ended June 30, 2009 but were not able to secure any equity financing in the year ended June 30, 2010.

Future Financings

We recorded a net operating loss of $31,837 for the year ended June 30, 2010 and have an accumulated deficit of $186,896 since inception. As at June 30, 2010 we had cash totaling $28,601 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $65,000. Accordingly we do not have sufficient funds to meet our planned expenditures over the next 12 months and we will need further financing in order to meet our anticipated expenses.

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

Going Concern

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the years ended June 30, 2010 and 2009, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Policies

A summary of our significant accounting policies are disclosed in detail in Note 3 of our financial statements on page F-9

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

News of China Inc.
(A Company in the Development Stage)

Financial Statements
June 30, 2010
Expressed in U.S. Funds

RSM Richter Chamberland LLP
Chartered Accountants
Montreal

RSM Richter Chamberland LLP is an independent member firm of RSM International, an affiliation of independent accounting and consulting firms.

News of China Inc.
(A Company in the Development Stage)

Financial Statements
June 30, 2010
Expressed in U.S. Funds

RSM Richter Chamberland LLP
Comptables agréés
Chartered Accountants

2, Place Alexis Nihon
Montréal, (Québec) H3Z 3C2
Téléphone / Telephone : (514) 934-3400
Télécopieur / Facsimile : (514) 934-3408
www.rsmrch.com

Report of Independent Registered
   Public Accounting Firm

To the Shareholders and Board of Directors of
News of China Inc.
    (A Company in the Development Stage)

We have audited the accompanying balance sheets of News of China Inc. (a company in the development stage) as at June 30, 2010 and 2009 and the related statements of operations, shareholders' deficiency and cash flows for the year ended June 30, 2010 and for the period from inception (October 11, 2005) to June 30, 2010 and June 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at June 30, 2010 and June 30, 2009 and the results of its operations and its cash flows for the year ended June 30, 2010 and for the period from inception (October 11, 2005) to June 30, 2010 and June 30, 2009 in accordance with accounting principles generally accepted in the United States.

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

[Signed] RSM Richter Chamberland LLP 1

Chartered Accountants

Montréal, Québec
September 21, 2010

1 CA auditor permit no 15522

News of China Inc.
(A Company in the Development Stage)

Balance Sheets
As At June 30, 2010
Expressed in U.S. Funds

	2010	2009
	$	$

Assets
Cash	28,601	58,037
Sales tax recoverable	-	1,567
Prepaid expenses	250	-
	28,851	59,604

Liabilities
Accrued liabilities	9,498	9,588
Loan payable, shareholder (note 5)	29,334	28,706
	38,832	38,294
Shareholders' deficiency
Capital stock (note 6)	2,590	2,590
Additional paid-in capital	173,695	173,695
Accumulated other comprehensive income	630	84
Deficit accumulated during development stage	(186,896)	(155,059)
	(9,981)	21,310
	28,851	59,604

See accompanying notes

Approved on behalf of the board

/s/ Chenxi Shi                                       , Director

News of China Inc.
(A Company in the Development Stage)

Statements of Shareholders' Deficiency
From Inception (October 11, 2005) to June 30, 2010
Expressed in U.S. Funds

					Deficit
				Accumulated	accumulated
			Additional	other	during	Total
	Common stock		paid-In	comprehensive	development	shareholders'
	Shares	Amount	capital	income	stage	deficiency
		$	$	$	$	$
Balance - October 11, 2005 (date of inception)	-	-	-	-	-	-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Issue of common shares	10,000,000	1,000	49,000	-	-	50,000
Cumulative translation adjustment	-	-	-	816	-	816
Net loss for the year ended June 30, 2009	-	-	-	-	(32,735)	(32,735)
Balance – June 30, 2009	25,900,000	2,590	173,695	84	(155,059)	21,310
Cumulative translation adjustment	-	-	-	546	-	546
Net loss for the year ended June 30, 2010	-	-	-	-	(31,837)	(31,837)
Balance – June 30, 2010	25,900,000	2,590	173,695	630	(186,896)	(9,981)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Statements of Operations
Expressed in U.S. Funds

			From Inception
			(October 11, 2005)
	Year Ended	Year Ended	to
	June 30, 2010	June 30, 2009	June 30, 2010
	$	$	$
Revenue	NIL	NIL	NIL
Expenses

General and administrative	4,506	705	37,776
Professional fees	25,928	29,150	154,135
Foreign exchange	1,403	2,895	(3,868)
Interest	-	(15)	(1,147)
	31,837	32,735	186,896
Net loss	(31,837)	(32,735)	(186,896)
Other comprehensive income

Cumulative translation adjustment	546	816	630
Comprehensive loss	(32,383)	(31,919)	(186,266)
Basic weighted average number of shares outstanding	25,900,000	15,013,636	17,340,179
Basic and diluted loss per share	(0.01)	(0.01)	(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Statements of Cash Flows
Expressed in U.S. Funds

			From Inception
			(October 11, 2005)
	Year Ended	Year Ended	to
	June 30, 2010	June 30, 2009	June 30, 2010
	$	$	$
Operating Activities
Net loss	(31,837)	(32,735)	(186,896)
Cumulative translation adjustment	546	816	630
	(31,291)	(31,919)	(186,266)
Changes in non-cash operating elements of working capital	1,227	3,637	9,248
	(30,064)	(28,282)	(177,018)
Financing Activities
Loan payable, shareholder	628	100	29,334
Capital stock issuance	-	50,000	176,285
	628	50,100	205,619
Increase (decrease) in cash	(29,436)	21,818	28,601
Cash - beginning of period	58,037	36,219	-
Cash - end of period	28,601	58,037	28,601

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2010
Expressed in U.S. Funds

1.	Organization and Basis of presentation

The Company was incorporated in the State of Delaware on October 11, 2005 and is based in Montréal, Québec, Canada. Its principal business is the development of a financial website focused on researching companies whose main operations are in China and are listed on American and Canadian stock exchanges.

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

Management has performed an evaluation of the Company’s activities through the date and time these financial statements were issued on September 21, 2010 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and ability to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2010, the Company has accumulated losses of $186,896 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

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

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2010
Expressed in U.S. Funds

3.	Summary of significant accounting policies

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

In July 2006, the FASB released FIN 48 "Uncertainty in Income Taxes", which defines accounting for uncertain tax positions and includes amendments to SFAS No. 109. The Company adopted FIN 48 on June 30, 2007 (its first fiscal year after December 15, 2006). See note 7 for additional information.

Loss per share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the year.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2010
Expressed in U.S. Funds

3.	Summary of significant accounting policies (continued)

Recently issued accounting pronouncements

In October 2009, the FASB issued Update No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-13). ASU 2009-13 provides amendments to the criteria in ASC 605-25, “Revenue Recognition – Multiple-Element Arrangements” for separating consideration in multiple-deliverable arrangements. As a result of those amendments, multiple-deliverable arrangements will be separated in more circumstances than under existing U.S. GAAP. ASU 2009-13: 1) establishes a selling price hierarchy for determining the selling price of a deliverable, 2) eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, 3) requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis, 4) significantly expands the disclosures related to a vendor’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of this Statement on its consolidated financial statements. The adoption of ASU 2009-13 is not expected to have a material effect on the Company’s financial position or results of operations.

In October 2009, the FASB issued Update No. 2009-14, “Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements a consensus of the FASB Emerging Issues Task Force” (ASU 2009-14). ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements and provides additional guidance on how to determine which software, if any, relating to tangible product would be excluded from the scope of the software revenue guidance. In addition, ASU 2009-14 provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes both tangible products and software. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of ASC 2009-14 is not expected to have a material effect on the Company’s financial position or results of operations.

In October, 2009, the FASB issued Update No. 2009-15 (“ASU 2009-15”), “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”. This update amends FASB ASC 470, “Debt” and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with FASB ASC 820, “Fair value measurement and disclosure” and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The adoption of ASU 2009-15 is not expected to have a material effect on the Company’s financial position or results of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2010
Expressed in U.S. Funds

3.	Summary of significant accounting policies (continued)

In December 2009, the FASB issued Update No. 2009-16 (“ASU 2009-16”), “Accounting for Transfers of Financial Assets,” which is an amendment of FASB ASC 860, “Transfers and Servicing.” This update will require more information about the transfer of financial assets. More specifically, ASU 2009-16 eliminates the concept of a “special purpose entity”, changes the requirements for derecognizing financial assets, and enhances the information reported to users of financial statements. This update will be effective for fiscal years beginning on or after November 15, 2009. Early application is not permitted. The adoption of ASU 2009-16 is not expected to have a material effect on the Company’s financial position or results of operations.

In February 2010, the FASB issued Update No. 2010-11, “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives”. ASU 2010-11 clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The amendments in ASU 2010-11 are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2010, the FASB issued Update No. 2010-13, “Compensation – Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. This amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The adoption of ASU 2010-13 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2010, the FASB issued Update No. 2010-17, “Revenue Recognition – Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of ASU 2010-17 is not expected to have a material effect on the Company’s financial position or results of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2010
Expressed in U.S. Funds

3.	Summary of significant accounting policies (continued)

In April 2010, the FASB issued Update No. 2010-18, “Receivables (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset”. This ASU clarifies that modifications of loans that are accounted for within a pool under Subtopic 310-30, which provides guidance on accounting for acquired loans that have evidence of credit deterioration upon acquisition, do not result in the removal of those loans from the pool even if the modification would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. The amendments do not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. The adoption of ASU 2010-18 is not expected to have a material effect on the Company’s financial position or results of operations.

4.	Adoption of new accounting standards

Fair value measurements and disclosures

On January 1, 2010, the Company adopted FASB ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820)”. This Update provides amendments to Subtopic 820-10 and related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements. It also clarifies exposing disclosures requirements indicating that disaggregate information regarding classes of assets and liabilities that make up each level and more detail regarding valuation techniques and inputs. This Update is effective for fiscal years beginning on or after December 15, 2009 except for the disclosure regarding Level 3 activity which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on the Company’s financial position or results of operations.

5.	Loan payable, shareholder

The loan payable, shareholder is payable on demand and is non-interest bearing.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2010
Expressed in U.S. Funds

6.	Capital stock

Authorized without limit as to number, with a par value of $ 0.0001 - Issued -

	2010	2009
	$	$

25,900,000 common shares	2,590	2,590

7.	Income taxes

As at June 30, 2010, there were Canadian Federal and Provincial income tax losses that may be applied against earnings of future years, not later than as follows:

$

2016	9,648
2027	57,000
2028	55,000
2029	33,000
2030	28,000

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

FIN 48 has not had a material effect on our financial position or results of operations for 2010. The Company does not expect its unrecognized tax benefits to change significantly over the next twelve months.

News of China Inc.
(A Company in the Development Stage)

Notes to Financial Statements
From Inception (October 11, 2005) to June 30, 2010
Expressed in U.S. Funds

7.	Income taxes (continued)

Classification of interest and penalties

Our policy to include interest and penalties related to unrecognized tax benefits within interest expense did not change as a result of adopting FIN 48.

8.	Related party transactions

Included in general and administrative are approximately $200 (2009 - $500) paid to a shareholder for accounting services rendered for the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

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

Management's annual report on internal control over financial reporting

Management conducted an evaluation of the design and operation of our internal control over financial reporting as of June 30, 2010 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at June 30, 2010, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Chenxi Shi	President, Treasurer, Chief Executive Officer, Chief Financial Officer, Secretary and Director	44	October 2005
Zibing Zhang	Vice President	40	October 2005
Zhenyu Chen	Vice President	40	May 2006

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

Committees of the Board

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2010. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2010, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2010; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2010 and 2009, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chenxi Shi President, Treasurer, CEO, CFO and Director	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zibing Zhang Vice President	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zhenyu Chen Vice President	2010 2009	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2010, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chenxi Shi	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Zibing Zhang	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Zhenyu Chen	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Option exercises and stock vested table.

None of our directors, officers or employees has exercised their stock options.

OPTION EXERCISES AND STOCK VESTED
	OPTION AWARDS		STOCK AWARDS
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
N/A

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2010, is set out in the section titled Item 11. Executive Compensation beginning on page 20

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
N/A

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2010.

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

Aggregated Options Exercised in the Year Ended June 30, 2010 and Year End Option Values

There were no stock options exercised during the year June 30, 2010.

Re-pricing of Options/SARS

We did not re-price any options previously granted during the year ended June 30, 2010.

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

Security ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
common stock	Chenling Shi Room 903, 9/F, Entrance 12, Bldg 4, Jiaodaokou Dongdajie, Dongcheng District, Beijing, China 100007.	10,000,000	Direct	38.6%

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership		(4) Percent of class [1]
common stock	Zhenyu Chen 3-5557 Cote Des Neiges Montreal, QC, Canada	300,000	Direct	1.2%
common stock	Chenxi Shi 1855 Talleyrand, #203A Brossard, QC J4W 2Y9	1,000,000	Direct	3.9%
common stock	Chenxi Shi 1855 Talleyrand #203A Brossard, QC J4W 2Y9	9,500,000	Indirect [2]	36.7%
common stock	Zibing Zhang 3-5557 Cote Des Neiges Montreal, QC, Canada	1,000,000	Direct	3.9%
	Directors and Officers as a Group	11,800,000		45.70%

______________________________

1 Percentage of ownership is based on 25,900,000 shares of common stock issued and outstanding as of September 28, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.
2 The shares are held in the name of Aventech Capital Inc. Chenxi Shi owns and holds dispositive control over these shares.

Changes in Control

On June 22, 2009 we issued 10,000,000 shares of our common stock to Chenling Shi in a private placement. The purchase price was $50,000 paid in cash from the personal funds of Mr. Shi.

Mr. Shi now owns 10,000,000 shares of common stock, which is 40.6% of our issued and outstanding common stock as of September 28, 2010.

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

Employment Contracts

Other than any agreements described above in Item 11. Executive Compensation beginning on page 20, we are not party to any employment contracts with our directors and officers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended June 30, 2009 and June 30, 2008:

Services	2010	2009
Audit fees	$15,916	$18,232
Tax fees	--	--
All other fees	--	--
Total fees	$15,910	$18,232

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by RSM Richter Chamberland LLP, Chartered Accountants for the fiscal years ended June 2010 and 2009 in connection with statutory and regulatory filings or engagements.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

We do not use RSM Richter Chamberland for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage RSM Richter Chamberland to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before RSM Richter Chamberland is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

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

Our board of directors has considered the nature and amount of fees billed by RSM Richter Chamberland and believe that the provision of services for activities unrelated to the audit is compatible with maintaining RSM Richter Chamberland’s independence.

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
10.2

Form of Private Placement Subscription Agreement Between Chenling Shi and the Issuer (incorporated by reference to an exhibit to the Issuer’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009)

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
Date: October 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chenxi Shi
Chenxi Shi
President, Treasurer and Director
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: October 1, 2010