Form 10-Q
period 2010-09-30
News of China Inc
filed 2010-11-22
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 000-52276

NEWS OF CHINA INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0471083
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1855 Tallyrand, Suite 203A, Brossard, Quebec, Canada, J4W 2Y9
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

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [   ]    No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,900,000 shares of common stock issued and outstanding as of November 18, 2010.

- ii -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by News of China Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of September 30, 2010, and the results of operations, stockholders’ equity, and cash flows for the three months period ended September 30, 2010 and for the period from inception (October 11, 2005) to September 30, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report on Form 10-K filed on October 1, 2010.

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)

Interim Balance Sheet
(Expressed in U.S. Funds)

	September 30,	June 30,
	2010	2010
	$	$
	(unaudited)

Assets

Cash	28,741	28,601
Prepaid expenses	125	250

	28,866	28,851

Liabilities

Accrued liabilities	14,062	9,498
Loan payable, shareholders	29,434	29,334

	43,496	38,832

Shareholders' deficiency

Capital stock (note 5)	2,590	2,590

Additional paid-in capital	173,695	173,695

Accumulated other comprehensive income	1,227	630

Deficit accumulated during the development stage	(192,142)	(186,896)

	(14,630)	(9,981)

	28,866	28,851

See accompanying notes

Approved on behalf of the board

_______________________________

_______________________________

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Shareholders' Equity
(Expressed in U.S. Funds)
(Unaudited)

					Deficit
				Accumulated	accumulated
			Additional	other	during	Total
	Common stock		paid-in	comprehensive	development	shareholders'
	Shares	Amount	capital	income	stage	deficiency
		$	$	$	$	$
Balance - October 11, 2005 (date of inception)	-	-	-	-	-	-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Issue of common shares	10,000,000	1,000	49,000	-	-	50,000
Cumulative translation adjustment	-	-	-	816	-	816
Net loss for the year ended June 30, 2009	-	-	-	-	(32,735)	(32,735)
Balance - June 30, 2009	25,900,000	2,590	173,695	84	(155,059)	21,310
Cumulative translation adjustment	-	-	-	546	-	546
Net loss for the year ended June 30, 2010	-	-	-	-	(31,837)	(31,837)
Balance - June 30, 2010	25,900,000	2,590	173,695	630	(186,896)	(9,981)
Cumulative translation adjustment	-	-	-	597	-	597
Net loss for the three months ended September 30, 2010	-	-	-	-	(5,246)	(5,246)
Balance - September 30, 2010	25,900,000	2,590	173,695	1,227	(192,142)	(14,630)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Operations
(Expressed in U.S. Funds)
(Unaudited)

			From Inception
	September 30,	September 30,	(October 11, 2005) to
	2010	2009	September 30, 2010
	(3 months	(3 months
	$	$	$
Revenue	NIL	NIL	NIL
Expenses
General and administration expenses	591	23	38,367
Professional fees	4,466	6,138	158,601
Foreign exchange	189	600	(3,679)
Interest	-	-	(1,147)
	5,246	6,761	192,142
Net loss	(5,246)	(6,761)	(192,142)
Other comprehensive income
Cumulative translation adjustment	597	1,139	1,227
Comprehensive loss	(4,649)	(5,622)	(190,915)
Basic weighted average number of shares outstanding	25,900,000	25,900,000	17,775,424
Basic and diluted loss per share	(0.01)	(0.01)	(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

			From Inception
	September 30,	September 30,	(October 11,
	2010	2009	2005) to
	(3 months)	(3 months)	September 30,
			2010

Funds provided (used) -
Operating activities
Net loss	(5,246)	(6,761)	(192,142)
Cumulative translation adjustment	597	1,139	1,227
	(4,649)	(5,622)	(190,915)
Changes in non-cash operating elements of working capital	4,689	6,191	13,937
	40	569	(176,978)
Financing activities
Loans payable, shareholders	100	-	29,434
Capital stock issuance	-	-	176,285
	100	-	205,719
Increase in cash	140	569	28,741
Cash
Beginning of period	28,601	58,037	-
End of period	28,741	58,606	28,741

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, they are prepared using the same accounting policies as outlined in note 3 of News of China Inc.’s financial statements for the years ended June 30, 2010 and 2009. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the years ended June 30, 2010 and 2009.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The financial statements are expressed in U.S. funds.

Management has performed an evaluation of the company’s activities through the date and time these financial statements were issued on November 10, 2010 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going concern

News of China Inc. (A Company in the Development Stage) (the "Company") has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate of foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at September 30, 2010, the Company has accumulated losses of $192,142 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as doubt regarding the Company's ability to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant accounting policies

Recently issued accounting pronouncements

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

In April 2010, the FASB issued Update No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades”. This amendment clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades shall not be considered to contain a market, performance, or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies as equity classification. ASU 2010-13 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The adoption of Update No. 2010-13 is not expected to have a material effect on the Company’s financial position or results of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

3.	Significant accounting policies (continued)

In April 2010, the FASB issued Update No. 2010-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. This ASU provides guidance on defining a milestone under Topic 605 and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non substantive milestones that should be evaluated individually. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of Update No. 2010-17 is not expected to have a material effect on the Company’s financial position or results of operations.

In July 2010, the FASB issued Update No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of Update No. 2010-20 is not expected to have a material effect on the Company’s financial position or results of operations.

4.	Loans payable, shareholders

The loans payable, shareholders are payable on demand and are non-interest bearing.

5.	Capital stock

Authorized 50,000,000 shares at par value of $0.0001 per share

$

Issued -

25,900,000 common shares	2,590

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception (October 11, 2005) to September 30, 2010
(Expressed in U.S. Funds)
(Unaudited)

6.	Related party transactions

Included in general and administrative are approximately $280 ($Nil for the three-month period ended September 30, 2009) paid to a shareholder for accounting services rendered for the Company. The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 16, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended September 30, 2010 which are included herein.

		September 30,		September 30,
		2010		2009
		Three Months		Three Months
Revenue	$	Nil	$	Nil
Expenses
General and administration expenses		591		23
Professional fees		4,466		6,138
Foreign exchange		189		600
Net Loss		$5,246		$6,761

Revenues

We have not generated any revenues from operations since our inception and we did not generate any revenues from operations in the three months ended September 30, 2010.

Expenses

Expenses for the three months ended September 30, 2010 decreased by 22.41% over the same period in 2009 primarily because of reduction in professional fees and foreign exchange loss.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended September 30, 2010 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	September 30, 2010	June 30, 2010
Current Assets	$28,866	$28,851
Current Liabilities	43,496	38,832
Working Capital	(14,630)	(9,981)

Our working capital deficit increased by 46.58% since the previous fiscal year ended June 30, 2010 because we have not generated any revenues and have continued to incurred expenses to maintain our Company’s operations.

Liquidity and Capital Resources

Cash Flows

Cash Used in Operating Activities

As of September 30, 2010 our cash used in operating activities stayed at a similar level from the same period of previous year.

Cash Provided by Financing Activities

As of September 30, 2010 our cash provided by financing activities also stayed at a similar level from the same period of previous year.

Cash Requirements

Over the next 12 months ending September 30, 2011, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$24,000
Professional fees	30,000
Foreign exchange	6,000
Total	$60,000

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

Recently Issued Accounting Standards

Please refer to the Recently Issued Accounting Pronouncements under Note 3 to the interim financial statements beginning on page 10.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year ending September 30, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As at September 30, 2010, we had an accumulated deficit of $192,142. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of September 30, 2010, the exchange rate between the Renminbi and the United States dollar was 6.6914 Renminbi to every one United States dollar.

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

NEWS OF CHINA, INC.

By:

/s/ Chenxi Shi
Chenxi Shi, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

November 18, 2010