Form 10-Q
period 2010-12-31
News of China Inc
filed 2011-02-18
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010 or

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
Yes [   ]     No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,900,000 shares of common stock issued and outstanding as of February 14, 2011.

- ii -

- iii -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by News of China Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of December 31, 2010, and the results of operations, stockholders’ equity, and cash flows for the three and six month period ended December 31, 2010 and for the period from inception (October 11, 2005) to December 31, 2010. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report on Form 10-K filed on October 1, 2010.

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
December 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)

Interim Financial Statements
December 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

News of China Inc.
(A Company in the Development Stage)

Interim Balance Sheet
(Expressed in U.S. Funds)

	December 31,	June 30,
	2010	2010
	(unaudited)
	$	$

Assets

Cash	21,915	28,601
Prepaid expenses	-	250
	21,915	28,851

Liabilities

Accrued liabilities	8,626	9,498
Loans payable, shareholders (note 5)	29,434	29,334
	38,060	38,832

Shareholders' deficiency

Capital stock (note 6)	2,590	2,590

Additional paid-in capital	173,695	173,695

Accumulated other comprehensive loss	1,684	630

Deficit accumulated during the development stage	(194,114)	(186,896)

	(16,145)	(9,981)

	21,915	28,851

See accompanying notes

Approved on behalf of the board:

_________________________________ Director

_________________________________ Director

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Shareholders' Equity
(Expressed in U.S. Funds)
(Unaudited)

					Deficit
				Accumulated	accumulated
			Additional	other	during	Total
	Common stock		paid-in	comprehensive	development	shareholders'
	Shares	Amount	capital	income	stage	equity
		$	$	$	$	$
Balance - October 11, 2005 (date of inception)	-	-	-	-	-	-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Issue of common shares	10,000,000	1,000	49,000	-	-	50,000
Cumulative translation adjustment	-	-	-	816	-	816
Net loss for the year ended June 30, 2009	-	-	-	-	(32,735)	(32,735)
Balance - June 30, 2009	25,900,000	2,590	173,695	84	(155,059)	21,310
Cumulative translation adjustment	-	-	-	546	-	546
Net loss for the year ended June 30, 2010	-	-	-	-	(31,837)	(31,837)
Balance – June 30, 2010	25,900,000	2,590	173,695	630	(186,896)	(9,981)
Cumulative translation adjustment	-	-	-	597	-	597
Net loss for the three months ended September 30, 2010	-	-	-	-	(5,246)	(5,246)
Balance - September 30, 2010	25,900,000	2,590	173,695	1,227	(192,142)	(14,630)
Cumulative translation adjustment	-	-	-	457	-	457
Net loss for the three months ended December 31, 2010	-	-	-	-	(1,972)	(1,972)
Balance - December 31, 2010	25,900,000	2,590	173,695	1,684	(194,114)	(16,145)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Operations
(Expressed in U.S. Funds)
(Unaudited)

					From inception
					October 11, 2005
	December 31,	December 31,	December 31,	December 31,	to
	2010	2009	2010	2009	December 31,
	(3 months)	(3 months)	(6 months)	(6 months)	2010
	$	$	$	$	$

Revenue	NIL	NIL	NIL	NIL	NIL

Expenses

General and administrative	1,470	801	2,061	824	39,837
Professional fees	-	5,858	4,466	11,996	158,601
Foreign exchange	502	354	691	954	(3,177)
Interest	-	-	-	-	(1,147)
	1,972	7,013	7,218	13,774	194,114

Net loss	(1,972)	(7,013)	(7,218)	(13,774)	(194,114)

Other comprehensive income (loss)

Cumulative translation adjustment	457	(347)	1,054	792	1,684

Comprehensive loss	(1,515)	(7,360)	(6,164)	(12,982)	(192,430)

Basic weighted average number of shares outstanding	25,900,000	25,900,000	25,900,000	25,900,000	18,168,548

Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)

					From inception
					(October 11, 2005)
	December 31,	December 31,	December 31,	December 31,	to
	2010	2009	2010	2009	December 31,
	(3 months)	(3 months)	(6 months)	(6 months)	2010
	$	$	$	$	$

Operating activities

Net loss	(1,972)	(7,013)	(7,218)	(13,774)	(194,114)

Cumulative translation adjustment	457	(347)	1,054	792	1,684

	(1,515)	(7,360)	(6,164)	(12,982)	(192,430)

Changes in non-cash operating elements	(5,311)	(6,555)	(622)	(364)	8,626

	(6,826)	(13,915)	(6,786)	(13,346)	(183,804)

Financing activities

Loans payable, shareholders	-	378	100	378	29,434

Capital stock issuance	-	-	-	-	176,285

	-	378	100	378	205,719

Increase (decrease) in cash	(6,826)	(13,537)	(6,686)	(12,968)	21,915

Cash - beginning of period	28,741	58,606	28,601	58,037	-

Cash - end of period	21,915	45,069	21,915	45,069	21,915

See accompanying notes

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, they are prepared using the same accounting policies as outlined in note 3 of News of China Inc.’s financial statements for the years ended June 30, 2010 and 2009. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the years ended June 30, 2010 and 2009.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The financial statements are expressed in U.S. funds.

Management has performed an evaluation of the Company’s activities through the date and time these financial statements were issued on February 8, 2011 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going concern

The Company has not generated any revenue, never paid any dividends and is unlikely to generate significant earnings in the immediate foreseeable future. The continuation of the Company as a going concern and its ability to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at December 31, 2010, the Company has accumulated losses of $194,114 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern and it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of new accounting standards

In July 2010, FASB issued Update No. 2010-20, “Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. For public entities, the disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this new standard is not expected to have a material effect on the Company’s financial position or results of operations.

4.	Future changes in accounting pronouncements

In December 2010, the FASB issued Update No. 2010-27, “Other Expenses (Topic 720): Fees Paid to the Federal Government by Pharmaceutical Manufacturers”. The objective of this ASU is to address questions concerning how pharmaceutical manufacturers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts). The Acts impose an annual fee on the pharmaceutical manufacturing industry for each calendar year beginning on or after January 1, 2011. For reporting entities that are subject to the pharmaceutical fee mandated by the Acts, the amendments in this Update specify that the liability for the fee should be estimated and recorded in full upon the first qualifying sale with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable. ASU 2010-27 is effective for calendar years beginning after December 31, 2010, when the fee initially becomes effective. The adoption of ASU 2010-27 is not expected to have a material effect on the Company’s financial position or results of operations.

In December 2010, the FASB issued Update No. 2010-28, “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. The amendments in this ASU affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in this Update modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The adoption of ASU 2010-28 is not expected to have a material effect on the Company’s financial position or results of operations.

News of China Inc.
(A Company in the Development Stage)

Notes to Interim Financial Statements
From Inception October 11, 2005 to December 31, 2010
(Expressed in U.S. Funds)
(Unaudited)

4.	Future changes in accounting pronouncements (continued)

In December 2010, the FASB issued Update No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this ASU is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010- 29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. Early adoption is permitted. The adoption of ASU 2010-29 is not expected to have a material effect on the Company’s financial position or results of operations.

5.	Loans payable, shareholders

The loans payable, shareholders are payable on demand and are non-interest bearing.

6.	Capital stock

Authorized 50,000,000 shares at par value of $0.0001 per share

$
Issued -
25,900,000 common shares	2,590

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 7, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In December of 2006, Messrs. Zhang and Shi traveled to China to promote our business with the investment community there. During this trip, Messrs. Zhang and Shi attended meetings with candidates who could assist us to gather and collect relevant financial information in China on Chinese reporting companies. Messrs. Zhang and Shi also met with individuals from Beijing University to discuss the possibility of organizing an investor relations forum at Beijing University and to promote the benefits of our online media outlet to the attendees.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended December 31, 2010 which are included herein.

		December 31				December 31
		2010		2009		2010		2009
		(3 Months)		(3 Months)		(6 Months)		(6 Months)
Revenue	$	Nil	$	Nil	$	Nil	$	Nil
Expenses
General and administration expenses		1,470		801		2,061		864
Professional fees		--		5,858		4,466		11,996
Foreign exchange		502		354		691		954
Total Expenses		$1,972		$7,013		$7,218		$13,774

Revenues

We have not generated any revenues from operations since our inception and we did not generate any revenues from operations in the three or six months ended December 31, 2010.

Expenses

Expenses for the three months ended December 31, 2010 decreased by 71.9% over the same period in 2009 primarily because of reduction in professional fees.

Expenses for the six months ended December 31, 2010 decreased by 47.6% over the same period in 2009 primarily because of reduction in professional fees and foreign exchange loss.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended December 31, 2010 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	December 31, 2010	June 30, 2010
Current Assets	$21,915	$28,851
Current Liabilities	38,060	38,832
Working Capital (deficiency)	$(16,145)	$(9,981)

Our working capital deficit increased by 61.8% over the same period in 2009 because we have not generated any revenues and have continued to incurred expenses to maintain our Company’s operations.

Cash Flows

	(3 Months)	(3 Months)	(6 Months)	(6 Months)
	2010	2009	2010	2009
Cash Used in Operating Activities	$(6,826)	$(13,915)	$(6,786)	$(13,346)
Cash Provided by Financing Activities	--	378	100	378

Cash Used in Operating Activities

As of the three and six months ended December 31, 2010 our cash used in operating activities decreased by approximately 50% compared to the three and six months ended December 31, 2009.

Cash Provided by Financing Activities

We had no cash provided by financing activities for the three month period ended December 31, 2010 compared with an approximate 33% decrease in cash provided by financing activities for the six months ended December 31, 2010.

Cash Requirements

Over the next 12 months ending December 31, 2011, we anticipate that we will incur the following operating expenses:

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

Recently Issued Accounting Standards

Please refer to the Recently Issued Accounting Pronouncements under Note 4 to the interim financial statements.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year ending December 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As at December 31, 2010, we had an accumulated deficit of $194,114. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2010, the exchange rate between the Renminbi and the United States dollar was 6.5911 Renminbi to every one United States dollar.

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

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS OF CHINA, INC.

By:

/s/ Chenxi Shi
__________________________________
Chenxi Shi, President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

February 18, 2011