Form 10-Q
period 2011-03-31
News of China Inc
filed 2011-05-16
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011 or

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

Yes [   ]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,900,000 shares of common stock issued and outstanding as of May 4, 2011.

- ii -

- iii -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

These financial statements have been prepared by News of China, Inc. without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with such SEC rules and regulations. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of our company as of March 31, 2011, and the results of operations, stockholders’ equity, and cash flows for the three and nine month period ended March 31, 2011 and for the period from inception (October 11, 2005) to March 31, 2011. The results for these interim periods are not necessarily indicative of the results for the entire year. The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of our company’s annual report on Form 10-K filed on October 1, 2010.

News of China Inc.
(A Company in the Development Stage)
Interim Financial Statements
March 31, 2011
(Expressed in U.S. Funds)
(Unaudited)

Contents
Interim Balance Sheet	1
Interim Statement of Shareholders' Equity	2
Interim Statement of Operations and Comprehensive Loss	3
Interim Statement of Cash Flows	4
Notes to Interim Financial Statements	5

News of China Inc.
(A Company in the Development Stage)
Interim Balance Sheet
(Expressed in U.S. Funds)
	March 31,	June 30,
	2011	2010
	$	$
	(unaudited)
Assets
Cash	17,293	28,601
Prepaid expenses	-	250
	17,293	28,851
Liabilities
Accrued liabilities	8,108	9,498
Loans payable, shareholders (note 5)	29,834	29,334
	37,942	38,832
Shareholders' deficiency
Capital stock (note 6)	2,590	2,590
Additional paid-in capital	173,695	173,695
Accumulated other comprehensive income	1,348	630
Deficit during the development stage	(198,282)	(186,896)
	(20,649)	(9,981)
	17,293	28,851

See accompanying notes

Approved on behalf of the board:

/s/ Chenxi Shi Director

News of China Inc.
(A Company in the Development Stage)
Interim Statement of Shareholders' Deficiency
(Expressed in U.S. Funds)
(Unaudited)
				Accumulated other	Deficit accumulated	Total
	Common stock		Additional	comprehensive	during development	shareholders'
	Shares	Amount	paid-in capital	income	stage	equity
		$	$	$	$	$
Balance - October 11, 2005 (date of inception)	-	-	-	-	-	-
Issue of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issue of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Cumulative translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Issue of common shares	10,000,000	1,000	49,000	-	-	50,000
Cumulative translation adjustment	-	-	-	816	-	816
Net loss for the year ended June 30, 2009	-	-	-	-	(32,735)	(32,735)
Balance - June 30, 2009	25,900,000	2,590	173,695	84	(155,059)	21,310
Cumulative translation adjustment	-	-	-	546	-	546
Net loss for the year ended June 30, 2010	-	-	-	-	(31,837)	(31,837)
Balance – June 30, 2010	25,900,000	2,590	173,695	630	(186,896)	(9,981)
Cumulative translation adjustment	-	-	-	597	-	597
Net loss for the three months ended September 30, 2010	-	-	-	-	(5,246)	(5,246)
Balance - September 30, 2010	25,900,000	2,590	173,695	1,227	(192,142)	(14,630)
Cumulative translation adjustment	-	-	-	457	-	457
Net loss for the three months ended December 31, 2010	-	-	-	-	(1,972)	(1,972)
Balance - December 31, 2010	25,900,000	2,590	173,695	1,684	(192,114)	(16,145)
Cumulative translation adjustment	-	-	-	(336)	-	(336)
Net loss for the three months ended March 31, 2011	-	-	-	-	(4,168)	(4,168)
Balance – March 31, 2011	25,900,000	2,590	173,695	1,348	(198,282)	(20,649)
See accompanying notes

News of China Inc.
(A Company in the Development Stage)
Interim Statement of Operations and Comprehensive Loss
(Expressed in U.S. Funds)
(Unaudited)

					From Inception
	March 31,	March 31,	March 31,	March 31,	(October 11, 2005)
	2011	2010	2011	2010	to March 31, 2011
	$	$	$	$	$
	(3 months)	(3 months)	(9 months)	(9 months)
Revenue	NIL	NIL	NIL	NIL	NIL
Expenses
General and administrative	984	921	3,045	1,745	40,821
Professional fees	3,131	3,737	7,597	15,733	161,732
Foreign exchange	53	180	744	1,134	(3,124)
Interest	-	-	-	-	(1,147)
	4,168	4,838	11,386	18,612	198,282
Net loss	(4,168)	(4,838)	(11,386)	(18,612)	(198,282)
Other comprehensive income (loss)
Cumulative translation adjustment	(336)	333	718	1,125	1,348
Comprehensive loss	(4,504)	(4,505)	(10,668)	(17,487)	(196,934)
Basic weighted average number of shares outstanding	25,900,000	25,900,000	25,900,000	25,900,000	18,525,385
Basic and diluted loss per share	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

See accompanying notes

News of China Inc.
(A Company in the Development Stage)
Interim Statement of Cash Flows
(Expressed in U.S. Funds)
(Unaudited)
					From Inception
	March 31,	March 31,	March 31,	March 31,	(October 11, 2005)
	2011	2010	2011	2010	to March 31, 2011
	$	$	$	$	$
	(3 months)	(3 months)	(9 months)	(9 months)
Operating activities
Net loss	(4,168)	(4,838)	(11,386)	(18,612)	(198,282)
Cumulative translation adjustment	(336)	333	718	1,125	1,348
Changes in non-cash operating elements of working capital	(518)	62	(1,140)	(302)	8,108
	(5,022)	(4,443)	(11,808)	(17,789)	(188,826)
Financing activities
Loans payable, shareholders	400	125	500	503	29,834
Capital stock issuance	-	-	-	-	176,285
	400	125	500	503	206,119
Increase (decrease) in cash	(4,622)	(4,318)	(11,308)	(17,286)	17,293
Cash
Beginning of period	21,915	45,069	28,601	58,037	-
End of period	17,293	40,751	17,293	40,751	17,293
See accompanying notes

News of China Inc.
(A Company in the Development Stage)
Notes to Interim Financial Statements
From Inception October 11, 2005 to March 31, 2011
(Expressed in U.S. Funds)
(Unaudited)

1.	Organization and basis of presentation

The accompanying unaudited interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, they are prepared using the same accounting policies as outlined in note 3 of News of China Inc.’s financial statements for the years ended June 30, 2010 and 2009. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011. The unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the News of China Inc. (A Company in the Development Stage) audited financial statements for the years ended June 30, 2010 and 2009.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

The financial statements are expressed in U.S. funds.

Management has performed an evaluation of the Company’s activities through the date and time these financial statements were issued on May 13, 2011 and concluded that there are no additional significant events requiring recognition or disclosure.

2.	Going concern

The Company has not generated any revenue, never paid any dividends and is unlikely to generate significant earnings in the immediate foreseeable future. The continuation of the Company as a going concern and its ability to emerge from the development stage is dependent upon the continued financial support from its shareholders, its ability to obtain necessary equity financing to continue operations, and to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise equity financing or generate profitable operations. As at March 31, 2011, the Company has accumulated losses of $198,282 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern and it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

News of China Inc.
(A Company in the Development Stage)
Notes to Interim Financial Statements
From Inception October 11, 2005 to March 31, 2011
(Expressed in U.S. Funds)
(Unaudited)

3.	Adoption of new accounting standards

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

In December 2010, the FASB issued Update No. 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. The objective of this ASU is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by Topic 805 that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010. The adoption of this new standard is not expected to have a material effect on the Company’s financial position or results of operations.

News of China Inc.
(A Company in the Development Stage)
Notes to Interim Financial Statements
From Inception October 11, 2005 to March 31, 2011
(Expressed in U.S. Funds)
(Unaudited)

4.	Future changes in accounting pronouncements

In January 2011, the FASB issued Update No. 2011-01, “Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20”. ASU 2010-20 amends Topic 310 to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate by portfolio segment or class certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The FASB believes this guidance will be effective for interim and annual periods ending after June 15, 2011. The adoption of ASU 2011-01 is not expected to have a material effect on the Company’s financial position or results of operations.

In April 2011, the FASB issued Update No. 2011-02, “Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. The amendments in ASU 2011-02 apply to all creditors that restructure receivables that fall within the scope of Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this ASU provide additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring. ASU 2011-2 is effective for public companies for interim and annual periods beginning on or after June 15, 2011 and is to be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. Early application is permitted. The adoption of ASU 2011-02 is not expected to have a material effect on the Company’s financial position or results of operations.

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

March 31 March 31

	2011	2010	2011	2010
	(3 Months)	(3 Months)	(9 Months)	(9 Months)
Revenue	$--	$--	$--	$--
Expenses
General and administration expenses	984	921	3,045	1,745
Professional fees	3,131	3,737	7,597	15,733
Foreign exchange	53	180	744	1,134
Total Expenses	$4,168	$4,838	$11,386	$18,612

Revenues

We have not generated any revenues from operations since our inception and we did not generate any revenues from operations in the three or nine months ended March 31, 2011.

Expenses

Expenses for the three months ended March 31, 2011 decreased by 13.8% over the same period in 2010 primarily because of a reduction in professional fees and foreign exchange loss.

Expenses for the nine months ended March 31, 2011 decreased by 38.8% over the same period in 2010 primarily because of a reduction in professional fees and foreign exchange loss.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended March 31, 2011 and the changes between those periods for the respective items are summarized as follows:

Working Capital
	March 31, 2011	June 30, 2010
Current Assets	$17,293	$28,851
Current Liabilities	37,942	38,832
Working Capital (deficiency)	$(20,649)	$(9,981)

Our working capital deficit increased by 106.9% over the same period in 2010 because we have not generated any revenues and have continued to incurred expenses to maintain our Company’s operations.

Cash Flows
	(3 Months)	(3 Months)	(9 Months)	(9 Months)
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Cash Used in Operating Activities	$(5,022)	$(4,443)	$(11,808)	$(17,789)
Cash Provided by Financing Activities	400	125	500	503

Cash Used in Operating Activities

As of the three months ended March 31, 2011 our cash used in operating activities increased by approximately 13% compared to the three months ended March 31, 2010 because the company used some of its funds to settle certain accounts payable.

As of the nine months ended March 31, 2011 our cash used in operating activities decreased by approximately 33.6% compared to the nine months ended March 31, 2010 because of a reduction in professional fees.

Cash Provided by Financing Activities

As of the three months ended March 31, 2011 our cash provided by financing activities increased by $275 to $400 compared to the amount of $125 for the three months ended March 31, 2010.

As of the nine months ended March 31, 2011 our cash provided by financing activities decreased by $3 to $500 compared to the amount of $503 for the nine months ended March 31, 2010.

Cash Requirements

Over the next 12 months ending March 31, 2012, we anticipate that we will incur the following operating expenses:

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

Recently Issued Accounting Standards

Please refer to Adoption of New Accounting Standards and Future Changes in Accounting Pronouncements under Note 3 and Note 4, respectively, to the interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Securities Exchange Act of 1934, as amended is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, as amended, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year ending March 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

As at March 31, 2011, we had an accumulated deficit of $198,282. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of March 31, 2011, the exchange rate between the Renminbi and the United States dollar was 6.5441 Renminbi to every one United States dollar.

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

May 16, 2011