Form 10-K
period 2011-06-30
News of China Inc
filed 2011-10-13
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number 000-52276

NEWS OF CHINA INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0471083
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

Delaware Intercorp, Inc., 113 Barksdale Professional Center, Newark, DE 19711
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

4,100,000 shares of common stock at a price of $0.10 per share for an aggregate market value of $410,000 1

1 The aggregate market value of the voting stock held by non-affiliates is computed by reference to the price of our common stock on December 31, 2010.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 25,900,000 shares of common stock as of October 13, 2011.

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

We finished our online financial media outlet software development in August 2006, and our media outlet became operational online at www.newsofchina.com in August 2006. Since the initial launch of our online financial media outlet, we updated the contents of our online financial media outlet with relevant news updates, editorials and market analyses relating to public companies with business operations in China. In addition to Mr. Chenxi Shi and Mr. Zibing Zhang, we also engaged additional part time staff members to help us gather relevant financial information for the contents of our online financial media outlet.

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

In our management’s opinion, we have not been able to achieve the milestones we set to fully implement our business operations. Because we have not been able to generate revenues from our online financial media outlet and we have little working capital remaining, our management has decided to suspend the implementation of our current business plan until such time when we are able to obtain further financing. We anticipate that we will need to raise $2-2.5 million additional financing through sales of our securities in traditional private placement offerings or other types of private placement transactions such as Private Investment in Public Equity (“PIPE”) before we can continue implementing our current business plan. Alternatively, we may decide to pursue a new business in a different direction other than our current business plan.

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

As at June 30, 2011, we had an accumulated deficit of $199,860 since inception. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated October 13, 2011, our independent auditors stated that our financial statements for the period October 11, 2005 (Date of Inception) to June 30, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have never generated any revenue from operations. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our officers and directors and their affiliates in the aggregate, beneficially own approximately 66.9% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2011, the exchange rate between the Renminbi and the United States dollar was 6.20 Renminbi to every one United States dollar.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently not traded on any exchange. Our common stock was quoted on the OTC Bulletin Board, but effective February 23, 2011, our common stock has not been eligible for quotation on the OTC Bulleting Board. We cannot assure you that there will be a market for our common stock in the future.

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2011 and 2010 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2011	$0.11	$0.07
March 31, 2011	$0.10	$0.10
December 31, 2010	$0.10	$0.02
September 30, 2010	$0.10	$0.08
June 30, 2010	$0.00	$0.00
March 31, 2010	$0.00	$0.00
December 31, 2009	$0.00	$0.00
September 30, 2009	$0.58	$0.05

Holders of our Common Stock

As of October 13, 2011, there were approximately 63 holders of record of our common stock. As of such date, 25,900,000 shares of common stock were issued and outstanding.

Our shares of common stock are issued in registered form. Colonial Stock Transfer Co, Inc. is the registrar and transfer agent for our shares of common stock. Our CUSIP number is 65248X102.

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

Equity Compensation Plan Information

As at June 30, 2011, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities

None.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the year ended June 30, 2011 which are included herein.

			Percentage
	Year Ended	Year Ended	Increase/
	June 30, 2010	June 30, 2011	Decrease
Revenue	$--	$--	--
Expenses	31,837	12,964	-59.3%
Net Loss	$(31,837)	$(12,964)	-59.3%

Revenues

We recorded a net operating loss of $12,964 for the year ended June 30, 2011 and have an accumulated deficit of $199,860 since inception. We have had no operating revenues since our inception on October 11, 2005 through the year ended June 30, 2011. We anticipate that we will not generate any revenues for so long as we are a development stage company.

Expenses

The major components of our expenses for the years ended June 30, 2010 and 2011are outlined in the table below:

	June 30,	June 30,
	2010	2011
General and administrative	$4,506	$4,773
Professional fees	25,928	7,517
Foreign exchange	1,403	674
Total Expenses	$31,837	$12,964

In the year ended June 30, 2011, our expenses decreased 59.3% relative to the year ended June 30, 2010 because of a decrease in the professional fees we paid.

Liquidity and Capital Resources

Our financial condition for the year ended June 30, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	Year ended June 30,		Percentage
	2010	2011	Decrease
Current Assets	$28,851	$14,013	(51.43%	)
Current Liabilities	38,832	35,911	(7.52%	)
Working Capital	$(9,981)	$(21,898)	(119.40%	)

The 119.40% decrease in our working capital was primarily due to uses of cash for operating expenses and our lack of revenues.

Cash Flows

	Year	Year
	ended	ended
	June 30,	June 30,
	2010	2011
Cash used in operating activities	$(30,610)	$(16,334)
Cash used in investing activities	--	--
Cash provided by financing activities	628	699
Cumulative translation adjustment	546	1,047
Net decrease in cash	(29,436)	(14,588)

Cash Used in Operating Activities

For year ended June 30, 2011, our cash used in operating activities has decreased 46.64% compared to the previous year mainly due to the decrease in the professional fees we paid.

Cash Provided by Financing Activities

For year ended June 30, 2011, our cash provided by financing activities has increased to $699 because we obtained additional advances from our officer compare to the previous year.

Future Financings

We recorded a net operating loss of $12,964 for the year ended June 30, 2011 and have an accumulated deficit of $199,860 since inception. As at June 30, 2011 we had cash totaling $14,013 and for the next 12 months, management anticipates that the minimum cash requirements to fund our proposed exploration program and our continued operations will be $65,000. Accordingly, we do not have sufficient funds to meet our planned expenditures over the next 12 months and we will need further financing in order to meet our anticipated expenses.

We currently do not have any arrangements for financing and may not be able to find such financing if required. The most likely sources of future funds that will be available to us are through debt financing and through the issuance of equity capital.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our development activities during the next 12-month period.

Going Concern

Because we are in the development stage, have not yet achieved profitable operations and are dependent on our ability to raise capital from stockholders or other sources to meet our obligations and repay our liabilities arising from normal business operations when they become due, in their report on our audited financial statements for the years ended June 30, 2010 and 2011, our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosure describing management’s plan related to this uncertainty.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

News of China Inc.
(A Development Stage Company)

Financial Statements
As of Jun 30, 2010, 2011 and from inception to June 30, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
News of China Inc.
(a Development Stage Company)
Montréal, Québec, Canada

We have audited the accompanying balance sheet of News of China Inc. (the “Company”) as of June 30, 2011, and the related statements of operations and other comprehensive loss, changes in shareholders’ equity (deficit) and cash flows for the year then ended and the period from October 11, 2005 (inception) to June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from October 11, 2005 (inception) through June 30, 2010 were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of operations, stockholders' deficit and cash flows for the period from October 11, 2005 (inception) through June 30, 2011, insofar as it relates to amounts for prior periods through December 31, 2010, is based solely on the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of News of China Inc. as of June 30, 2011 and the results of its operations and its cash flows for the year then ended and the period from October 11, 2005 (inception) to June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a working capital deficiency, has no source of revenues and needs additional cash resources to maintain its operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

October 13, 2011

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

RSM Richter Chamberland LLP[1]

Chartered Accountants

Montréal, Québec
September 21, 2010

[1] CA auditor permit no 15522

News of China Inc.
(A Development Stage Company)
Balance Sheets
At June 30, 2010 and 2011

	2010	2011

Assets
Cash	$28,601	$14,013
Prepaid expenses	250	-
Total Assets	$28,851	$14,013

Liabilities
Accrued liabilities	$9,498	$5,878
Loan payable, shareholder	29,334	30,033
Total Liabilities	38,832	35,911
Shareholders' Deficit
Common stock, $0.0001 par value, authorized 25,900,000 shares, issued and outstanding 25,900,000 shares	2,590	2,590
Additional paid-in capital	173,695	173,695
Accumulated other comprehensive income	630	1,677
Deficit accumulated during the development stage	(186,896)	(199,860)
Total Shareholders’ Deficit	(9,981)	(21,898)
Total Liabilities and Shareholders’ Deficit	$28,851	$14,013

See accompanying notes to financial statements.

News of China Inc.
(A Development Stage Company)
Statements of Operations
For the Years Ended June 30, 2010 and 2011 and the Period from Inception to June 30,
2011

			From Inception
			(October 11,
			2005)
	June 30,	June 30,	June 30, 2011
	2010	2011
Revenue	$-	$-	$-

Expenses

General and administrative	30,434	12,290	204,201
Foreign exchange losses	1,403	674	(3,194)
Interest	-	-	(1,147)
Total expenses	31,837	12,964	199,860

Net loss	(31,837)	(12,964)	(199,860)

Other comprehensive income
Cumulative foreign currency translation adjustment	546	1,047	1,677
Comprehensive loss	(32,383)	(11,917)	(198,183)

Basic and diluted weighted average number of shares outstanding	25,900,000	25,900,000
Basic and diluted loss per share	$(0.00)	$(0.00)

See accompanying notes to financial statements

News of China Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Equity (Deficit)
From Inception (October 11, 2005) to June 30, 2011

					Deficit
				Accumulated	accumulated
			Additional	other	during	Total
	Common stock		paid-In	comprehensive	development	shareholders'
	Shares	Amount	capital	income	stage	deficit
Balance - October 11, 2005 (date of inception)	-	$-	$-	$-	$-	$-
Issuance of common shares	13,900,000	1,390	104,895	-	-	106,285
Net loss from inception (October 11, 2005) to June 30, 2006	-	-	-	-	(10,414)	(10,414)
Balance - June 30, 2006	13,900,000	1,390	104,895	-	(10,414)	95,871
Issuance of common shares	2,000,000	200	19,800	-	-	20,000
Net loss for the year ended June 30, 2007	-	-	-	-	(57,345)	(57,345)
Balance - June 30, 2007	15,900,000	1,590	124,695	-	(67,759)	58,526
Foreign currency translation adjustment	-	-	-	(732)	-	(732)
Net loss for the year ended June 30, 2008	-	-	-	-	(54,565)	(54,565)
Balance - June 30, 2008	15,900,000	1,590	124,695	(732)	(122,324)	3,229
Issue of common shares	10,000,000	1,000	49,000	-	-	50,000
Foreign currency translation adjustment	-	-	-	816	-	816
Net loss for the year ended June 30, 2009	-	-	-	-	(32,735)	(32,735)
Balance – June 30, 2009	25,900,000	2,590	173,695	84	(155,059)	21,310
Foreign currency translation adjustment	-	-	-	546	-	546
Net loss for the year ended June 30, 2010	-	-	-	-	(31,837)	(31,837)
Balance – June 30, 2010	25,900,000	2,590	173,695	630	(186,896)	(9,981)
Foreign currency translation adjustment	-	-	-	1,047	-	1,047
Net loss for the year ended June 30, 2011	-	-	-	-	(12,964)	(12,964)
Balance – June 30, 2011	25,900,000	$2,590	$173,695	$1,677	$(199,860)	$(21,898)

See accompanying notes to financial statements.

News of China Inc.
(A Development Stage Company)
Statements of Cash Flows
For the years ended June 30, 2010 and 2011 and the period from inception to June 30, 2011

			From Inception
			(October 11, 2005)
	Year Ended	Year Ended	to
	June 30, 2010	June 30, 2011	June 30, 2011
Operating Activities
Net loss	$(31,837)	$(12,964)	$(199,860)
Changes in non-cash operating elements of working capital
Prepaid expenses	(250)	250	-
Accrued liabilities	1,477	(3,620)	5,878
Cash used in Operating Activities	(30,610)	(16,334)	(193,982)
Financing Activities
Proceeds from shareholder loan	628	699	30,033
Common stock issuance	-	-	176,285
Cash provided by Financing Activities	628	699	206,318
Foreign currency translation adjustment	546	1,047	1,677

Increase (decrease) in cash	(29,436)	(14,588)	14,013
Cash - beginning of period	58,037	28,601	-
Cash - end of period	$28,601	$14,013	$14,013

Supplemental cash flow information:
Interest paid	$-	$-	-
Income taxes paid	-	-	-

See accompanying notes to financial statements.

News of China Inc.
(A Development Stage Company)
Notes to Financial Statements

1.	History and Organization of the Company

The Company was incorporated in the State of Delaware on October 11, 2005 and is based in Montréal, Québec, Canada. Its principal business is the development of a financial website focused on researching companies whose main operations are in China and are listed on American and Canadian stock exchanges.

The Company is a development stage enterprise and its main activities to date have been developing a market for its services.

2.	Summary of significant accounting policies

Basis of presentation

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars.

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

Foreign currency translation

The Company's functional currency for its operations is the Canadian dollar. However, the Company's reporting currency is the U.S. dollar. Therefore, the financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the rates in effect at the date of the transactions, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders’ deficit.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

Loss per share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2011 or 2010.

News of China Inc.
(A Development Stage Company)
Notes to Financial Statements

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. There was a change of ownership incurred on June 12, 2011 and the Company’s net operating losses carryforwards are subject to Section 382 limitation.

Recently issued accounting pronouncements

The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations, financial position, or cash flows of the Company.

Subsequent events

Management has performed an evaluation of the Company’s activities through the date and time these financial statements were issued and concluded that there are no additional significant events requiring recognition or disclosure.

3.	Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has not generated any revenue and has never paid any dividends. The Company is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and ability to generate sustainable significant revenue. There is no guarantee that the Company will be able to raise any equity financing or generate profitable operations. As at June 30, 2011, the Company has accumulated losses of $199,860 since inception. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. Should the Company be unable to continue as going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due. We are currently looking for additional funding through equity financing.

4.	Related party transactions

The related party transactions have been measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

The Company borrows money from one of the Company’s shareholders from time to time. These advances are due on demand and are non-interest bearing. As of June 30, 2011 and 2010, the Company has payable to this shareholder in the amount of $30,033, and $29,334, respectively.

Included in general and administrative are approximately $500 and $200 paid to a shareholder for accounting services rendered for the Company for the years ended June 30, 2011 and 2010, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) On July 15, 2011, the board of directors of News of China Inc. dismissed RSM Richter Chamberland LLP (“RSM Richter”), as our principal independent accountant. On July 26, 2011, we engaged GBH CPAs, PC as our principal independent accountant.

RSM Richter’s report on our financial statements for each of the two fiscal years ended June 30, 2009 and June 30, 2010 did not contain an adverse opinion or disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, except that such report on our financial statements contained an explanatory paragraph in respect to the substantial doubt about its ability to continue as a going concern.

During our fiscal years ended June 30, 2009 and June 30, 2010 and in the subsequent interim period through the date of dismissal, there were no disagreements, resolved or not, with RSM Richter on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedures, which disagreement(s), if not resolved to the satisfaction of RSM Richter, would have caused RSM Richter to make reference to the subject matter of the disagreement(s) in connection with its report.

During our fiscal years ended June 30, 2009 and June 30, 2010 and in the subsequent interim period through the date of dismissal, there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided RSM Richter with a copy of our Current Report on Form 8-K prior to its filing with the Securities and Exchange Commission, and requested that they furnish us with a letter addressed to the Securities and Exchange Commission stating whether they agree with the statements made in this Current Report on Form 8-K, and if not, stating the respects with which he does not agree. A copy of the letter provided by RSM Richter is attached as an exhibit to our Current Report on Form 8-K filed on October 12, 2011.

(b) During our fiscal years ended June 30, 2009 and June 30, 2010 and in the subsequent interim period through the date of appointment of GBH on July 26, 2011, we have not consulted with GBH regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, nor has GBH provided to our company a written report or oral advice that GBH concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. In addition, during such periods, we have not consulted with GBH regarding any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related instructions) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this annual report on Form 10-K, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

Management's annual report on internal control over financial reporting

Our management, including our principal executive officer, principal financial officer and our Board of Directors, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2011. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2011 due to the material weaknesses described below.

(a) The Company has inadequate segregation of duties consistent with control objectives.

(b) The Company has insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Limitations on Effectiveness of Controls

Our principal executive officer and principal financial officer do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers, Promoters and Control Persons

As at October 13, 2011, our directors and executive officers, their age, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Hong Ba	Chief Executive Officer Director	44	August 1, 2011 September 1, 2011
Chenxi Shi	Chief Financial Officer and Director	44	October 2005
Junjun Wu	Director	40	September 1, 2011

Certain Significant Employees

We do not have other significant employees.

Business Experience

The following is a brief account of the education and business experience of directors and executive officers during the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Hong Ba

Mrs. Ba joined our company in August 2011 as Chief Executive Officer and was appointed as a Director on September 1, 2011. Mrs. Ba was born in 1966. She graduated from Taiyuan University Software in 1988. She had worked in China Eastern Airline from 1988. She has over 20 years of work experience in aviation marketing. Mrs. Ba has been working for Shanxi Jinyan Aviation Business Inc. as the president and a director from 2008. Mrs. Ba provides her services on a full time basis to our company.

We believe Mrs. Ba is qualified to serve on our board of directors because of her extensive business experience and network of business associates in China which will assist our company to seek and identify future opportunities.

Chenxi Shi

Mr. Shi is our founding director and has served on the Board of the Directors since the founding of our company in October 11, 2005 (Date of Inception). He has over 10 years of work experience in computer technology and business management. Mr. Shi has held various technical and managerial positions from entry level to the corporate senior. Mr. Shi has worked in Northern Jiaotong University, Beijing Jiada Technologies Company, Legend Computer Group Co. (Lenovo) and Investors Group of Canada. Mr. Shi received his Bachelor of Science degree in computer sciences from Northern Jiaotong University and his Master of Business Administration degree from Peking University. Mr. Shi provides his services on a full time basis to our company.

We believe Mr. Shi is qualified to serve on our board of directors because of his knowledge of our company’s history and current operations, which he gained from working for our company as described above, in addition to his business experiences as described above.

Junjun Wu

Mr. Wu was born in 1970. He graduated from Wanbailin High School in 1990. He started to do business from 1990 such as garage, scrap steel recycling, decoration materials, storage and logistics, trade, etc. Mr. Wu is the founder of Shanxi Baisheng Investment Ltd and has been serving as President and Director since founding the company in June, 2004 (Date of Inception). Shanxi Baisheng Investment Ltd is focused on investments in coal mining and real estate.

We believe Mr. Wu is qualified to serve on our board of directors because of his extensive business experience and network of business associates in China which will assist our company to seek and identify future opportunities.

Corporate Governance

Our board of directors has concluded that none of our directors will be independent as the term “independent” is defined by the rules of the New York Stock Exchange and Rule 10A-3 of the U.S. Securities Exchange Act of 1934, as amended.

Committees of the Board

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2011. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

A shareholder who wishes to communicate with our Board of Directors may do so by directing a written request addressed to our President, at the address appearing on the first page of this annual report.

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

Our Code of Ethics and Business Conduct was filed with the Securities and Exchange Commission as Exhibit 14.1 to our annual report on Form 10-KSB filed on September 28, 2007. We will provide a copy of the Code of Ethics and Business Conduct to any person without charge, upon request. Requests can be sent to our President at the address appearing on the first page of this annual report.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2011, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2011; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2011 and 2010, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Chenxi Shi President, (former) CEO, CFO and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zibing Zhang former Vice President [1]	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zhenyu Chen former Vice President [2]	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Hong Ba CEO and Director [3]	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

1 Mr. Zhang left our company in August 2011;
2 Mr. Chen left our company in 2006;
3 Ms. Hong was appointed CEO on August 1, 2011 and as a Director on September 1, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2011, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Junjun Wu [1]	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1 Mr. Wu was appointed Director on September 1, 2011.

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2011.

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

Aggregated Options Exercised in the Year Ended June 30, 2011 and Year End Option Values

As at June 30, 2011, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year end June 30, 2011 therefore no options were re-priced.

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

Security ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class [1]
common stock	Chenling Shi Room 903, 9/F, Entrance 12, Bldg 4, Jiaodaokou Dongdajie, Dongcheng District, Beijing, China 100007.	4,500,000 Direct	17.4%

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class [1]
common stock	Hong Ba Unit 2702, Sanlitun SOHO Building 2, No. 8, Gongtibeilu Chaoyang District, Bejing China 100027	Nil Direct	0%
common stock	Zhenyu Chen 3-5557 Cote Des Neiges Montreal, QC, Canada	300,000 Direct	1.2%
common stock	Chenxi Shi 1855 Talleyrand, #203A Brossard, QC J4W 2Y9	1,000,000 Direct	3.9%
common stock	Junjun Wu 1-97 Hongqi North Street Xiaowang Village, Wanbailin District Taiyuan Shanxi PRC 030024	15,000,000 Direct	57.9%
common stock	Zibing Zhang 3-5557 Cote Des Neiges Montreal, QC, Canada	1,000,000 Direct	3.9%
	Directors and Officers as a Group	17,300,000 Direct	66.90%

1 Percentage of ownership is based on 25,900,000 shares of common stock issued and outstanding as of September 14, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

On June 15, 2011 two of our shareholders, entered into an affiliate stock purchase agreement with Junjun Wu, to sell a total of 15,000,000 shares of our common stock for an aggregate price of US $250,000 as follows:

Name of Shareholder	No. of Shares	Price Per Share	Total Amount
Chenling Shi	5,500,000	$0.045	$247,500
Aventech Capital Inc.	9,500,000	$0.0001	$950
	15,000,000		$248,450

On June 20, 2011, the purchase was complete. Mr. Wu is our company’s largest shareholder holding approximately 57.9% of our common stock.

Prior to the transfer of 15,000,000 shares of common stock to Mr. Wu, Chenxi Shi and Chenling Shi were our largest controlling shareholders holding 40.6% and 38.6%, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended June 30, 2011 and June 30, 2010:

Services		2011		2010
Audit fees	$		$
RSM Richter		--		15,916
Chamberland
GBH CPAs, PC		7,000		--
Tax fees		--		--
All other fees		--		--
Total fees		$7,000		$15,916

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 2011 and 2010 in connection with statutory and regulatory filings or engagements.

Tax Fees

Consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
10.2	Form of Private Placement Subscription Agreement Between Chenling Shi and the Issuer (incorporated by reference to an exhibit to the Issuer’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(16)	Letter re change in certifying accountant
16.1	Letter dated October 13, 2011 from RSM Richter Chamberland LLP, Chartered Accountants (attached as an exhibit to our current report on Form 8-K filed on October 13, 2011)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEWS OF CHINA INC.

By:

/s/ Hong Ba
Hong Ba
CEO and Director
Principal Executive Officer
Date: October 13, 2011

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting Officer
Date: October 13, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
CEO and Director
Principal Executive Officer
Date: October 13, 2011

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting Officer
Date: October 13, 2011

/s/ Junjun Wu
Junjun Wu
Director
Date: October 13, 2011