Form 10-Q
period 2011-09-30
News of China Inc
filed 2011-11-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011 or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 F

or the transition period from __________ to __________
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

1855 Tallyrand, Suite 203A, Brossard, Quebec, Canada, J4W 2Y9
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
Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 25,900,000 shares of common stock issued and outstanding as of November 10, 2011

i

- ii -

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

News of China Inc.
(A Development Stage Company)
Financial Statements
(Unaudited)

News of China Inc.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30,	June 30,
	2011	2011

Assets
Cash	$4,201	$14,013

Total assets	$4,201	$14,013

Liabilities and Shareholders’ Deficit
Liabilities:
Accrued liabilities	$6,044	$5,878
Loan payable, shareholders	30,033	30,033

Total liabilities	36,077	35,911

Shareholders' deficit:
Common stock, $0.0001 par value, 25,900,000 shares authorized, 25,900,000 shares issued and outstanding	2,590	2,590
Additional paid-in capital	173,695	173,695
Accumulated other comprehensive income	1,655	1,677
Deficit accumulated during the development stage	(209,816)	(199,860)

Total shareholders’ deficit	(31,876)	(21,898)

Total liabilities and shareholders’ deficit	$4,201	$14,013

News of China Inc.
(A Development Stage Company)
Statements of Operations and Comprehensive Loss
(Unaudited)

	For the three	For the three
	months ended	months ended	From Inception
	September 30,	September 30,	(October 11, 2005) to
	2011	2010	September 30, 2011
Revenues	NIL	NIL	NIL

Expenses
General and administrative expenses	$9,887	$5,057	$214,088
Foreign currency exchange loss	69	189	(3,125)
Interest	-	-	(1,147)
	9,956	5,246	209,816
Net loss	(9,956)	(5,246)	(209,816)
Other comprehensive income
Cumulative translation adjustment	(22)	597	1,655
Comprehensive loss	$(9,978)	$(4,649)	$(208,161)
Basic and diluted weighted average number of shares outstanding	25,900,000	25,900,000
Basic and diluted loss per share	(0.00)	(0.00)

News of China Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the three	For the three	From Inception
	months ended	months ended	(October 11,
	September 30,	September 30,	2005) to
	2011	2010	September 30,
			2011
Cash flows from:
Operating activities
Net loss	$(9,956)	$(5,246)	$(209,816)
Adjustments to reconcile net loss to cash used in operating activities:
Accrued expenses	166	4,689	6,044
Cash used inoperating activities	(9,790)	(557)	(203,772)

Financing activities
Loans payable, shareholders	-	100	30,033
Capital stock issuance	-	-	176,285
Cash provided by financing activities	-	100	206,318

Cumulative translation adjustment	(22)	597	1,655

Net Change in cash	(9,812)	140	4,201
Beginning of period	14,013	28,601	-
End of period	$4,201	$28,741	$4,201

Supplemental Information:
Income tax paid	$-	$-	$-
Interest paid	-	-	-

News of China Inc.
(A Development Stage Company)
Notes to Financial Statements
(Unaudited)

Note 1 – Organization, Nature of Operations and Basis of Presentation

The Company was incorporated in the State of Delaware on October 11, 2005 and is based in Montréal, Québec, Canada. The Company is a development stage enterprise and its main activities to date have been developing a market for its services.

The accompanying unaudited interim financial statements as of June 30, 2011 and December 31, 2010 and for the six months ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC") and on the same basis as the annual audited financial statements. The financial statements as of and for the six months ended June 30, 2011 and 2010 are unaudited. In the opinion of the management, these financial statements included all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented.

The results for interim periods are not necessary indicative of results for the entire year. The balance sheet at December 31, 2010 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and noted thereto included in the audited financial statements presented elsewhere herein.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

Subsequent Events. The Company evaluated events subsequent to September 30, 2011 through the date of the financial statements were issued and no items required additional disclosure.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $209,816, and a net loss for the three-month periods ended September 30, 2011 and 2010 of $9,956 and $5,246, respectively. Also, the Company currently does not have any business activities to generate funds for its own operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” beginning on page 9, that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended September 30, 2011 and 2010 which are included herein.

	For the three	For the three
	months ended	months ended
	September 30,	September 30,
	2011	2010
Revenues	NIL	NIL

Expenses
General and administrative expenses	$9,887	$5,057
Foreign currency exchange loss	69	189
Net loss	$9,956	$5,246

Revenues

We have not generated any revenues from operations since our inception and we did not generate any revenues from operations in the three months ended September 30, 2011 and 2010.

Expenses

Expenses for the three months ended September 30, 2011 increased by 95.51% over the same period in 2010 primarily because of the increases in professional fees related to legal and accounting.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended September 30, 2011 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	September 30, 2011	June 30, 2011
Current Assets	$4,201	$14,013
Current Liabilities	36,077	35,911
Working Capital	$(31,876)	$(21,898)

Our working capital deficit increased by 45.56% since the previous fiscal year ended June 30, 2011 because we have not generated any revenues and have continued to incurred expenses to maintain our Company’s operations.

Cash Flows

Cash Used in Operating Activities

For the three months ended September 30, 2011, our cash used in operating activities stayed at a similar level from the same period of previous year.

Cash Provided by Financing Activities

For the three months ended September 30, 2011, there were no cash flows from the financing activities. For the three months ended September 30, 2010, we received a $100 advance from one of our shareholders.

Cash Requirements

Over the next 12 months ending September 30, 2012, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$24,000
Professional fees	30,000
Foreign currency exchange loss	6,000
Total	$60,000

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

Recently Issued Accounting Standards

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Footnotes to the financial statements.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2011 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ending September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

We have a limited operating history. We are currently a development stage company and have developed preliminarily the necessary software for the planned online financial media outlet. Accordingly, we have a very limited operating history and we face all of the risks and uncertainties encountered by early-stage companies. As at September 30, 2011, we had an accumulated deficit of $209,816. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated September 21, 2011, our independent auditors stated that our financial statements for the period October 11, 2005 (Date of Inception) to June 30, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have never generated any revenue from operations. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of September 30, 2011, the exchange rate between the Renminbi and the United States dollar was 6.3496 Renminbi to every one United States dollar.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

On August 25, 2011, we incorporated a company called Airchin Travel Global, Inc. in the State of Washington. Airchin Travel Global, Inc. will be a wholly owned subsidiary of our company.

On October 4, 2011, we incorporated a company called Airchin Travel (Canada) Inc. in the Province of British Columbia. Airchin Travel (Canada) Inc. will be a wholly owned subsidiary of Airchin Travel Global, Inc.

We are currently incorporating a company in China tentatively to be named Airchin (Beijing) Business Inc. We are waiting for approval of this incorporation by the Chinese government. Airchin (Beijing) Business Inc. will be a wholly owned subsidiary of Airchin Travel Global, Inc.

We have also received an expression of interest from Hong Ba to subscribe for 22,000,000 shares of common stock for subscription proceeds of RMB 4,000,000.

Change of Address

We have closed our Quebec office.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
10.2	Form of Private Placement Subscription Agreement with Chenling Shi (attached as an exhibit to our current report on Form 8-K filed on June 22, 2009)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(16)	Letter re change in certifying accountant
16.1	Letter dated October 13, 2011 from RSM Richter Chamberland LLP, Chartered Accountants (attached as an exhibit to our current report on Form 8-K filed on October 13, 2011)
(21)	Subsidiaries
21.1	Airchn Travel Global, Inc. incorporated in the state of Washington on August 25, 2011
21.2	Airchn Travel (Canada) Inc. incorporated in the province of British Columbia on October 4, 2011
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS OF CHINA INC.

By:

/s/ Hong Ba
Hong Ba
CEO and Director
Principal Executive Officer
Date: November 14, 2011

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting Officer
Date: November 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
CEO and Director
Principal Executive Officer Date:
Date: November 14, 2011

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting Officer
Date: November 14, 2011