Form 10-Q
period 2011-12-31
W&E Source Corp.
filed 2012-02-10
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission File Number: 000-52276

W&E Source Corp.
(Exact name of registrant as specified in its charter)

Delaware	98-0471083
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

113 Barksdale Professional Center, Newark, DE 19711
(Address of principal executive offices) (Zip Code)

(302) 722-6266
(Registrant’s telephone number, including area code)

News of China, Inc.
(Former name of Registrant)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
47,900,000 shares of common stock issued and outstanding as of February 8, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp.
(A Development Stage Company)
Financial Statements
(Unaudited)

Contents

Consolidated Balance Sheets
Consolidated Statements of Operations and Comprehensive Loss
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

W&E Source Corp.
(Formerly News of China, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2011	2011

Assets
Current Assets:
Cash	$65,831	$14,013
Prepaid assets	992	-
Other receivables	161	-
Total current assets	66,984	14,013
Deposit	4,000	-

Total assets	$70,984	$14,013

Liabilities and Shareholders’ Deficit
Liabilities:
Account payable and accrued liabilities	$9,367	$5,878
Accounts payable, related parties	6,769	-
Advances from related parties	125,920	30,033

Total liabilities	142,056	35,911

Shareholders' deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,900,000 shares issued and outstanding	2,590	2,590
Additional paid-in capital	173,695	173,695
Accumulated other comprehensive income	1,734	1,677
Deficit accumulated during the development stage	(249,091)	(199,860)

Total shareholders’ deficit	(71,072)	(21,898)

Total liabilities and shareholders’ deficit	$70,984	$14,013

W&E Source Corp.
(Formerly News of China, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

					From
					Inception
					(October 11,
	For the Three	For the Three	For the Six	For the Six	2005) to
	Months Ended	Months Ended	Months Ended	Months Ended	December
	December 31,	December 31,	December 31,	December 31,	31,
	2011	2010	2011	2010	2011
Revenues	$-	$-	$-	$-	$-

Expenses
General and administrative expenses	39,275	1,470	49,162	6,527	253,363
Other (income) expense:
Foreign currency exchange (gain) loss	-	502	69	691	(3,125)
Interest income	-	-	-	-	(1,147)
Net loss	(39,275)	(1,972)	(49,231)	(7,218)	(249,091)
Other comprehensive income
Cumulative foreign currency translation adjustment	79	457	57	1,054	1,734
Comprehensive loss	$(39,196)	$(1,515)	$(49,174)	$(6,164)	$(247,357)
Basic and diluted weighted average number of shares outstanding	25,900,000	25,900,000	25,900,000	25,900,000
Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

W&E Source Corp.
(Formerly News of China, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the six	For the six	From Inception
	months ended	months ended	(October 11, 2005) to
	December 31,	December 31,	December 31,
	2011	2010	2011
Cash flows from:
Operating activities
Net loss	$(49,231)	$(7,218)	$(249,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid assets	(992)	-	(992)
Other receivables	(161)	-	(161)
Deposit	(4,000)	-	(4,000)
Accounts payable and accrued liabilities	3,489	(622)	9,367
Accounts payable, related parties	6,769	-	6,769
Net cash used in operating activities	(44,126)	(7,840)	(238,108)

Financing activities
Proceeds from advances-related parties	100,000	100	130,033
Repayment of loans payable, shareholders	(4,113)	-	(4,113)
Proceeds from capital stock issuance	-	-	176,285
Net cash provided by financing activities	95,887	100	302,205

Cumulative translation adjustment	57	1,054	1,734

Net change in cash	51,818	(6,686)	65,831
Beginning of period	14,013	28,601	-
End of period	$65,831	$21,915	$65,831

Supplemental Information:
Income tax paid	$-	$-	$-
Interest paid	$-	$-	$-

W&E Source Corp.
(Formerly News of China, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Organization, Nature of Operations and Basis of Presentation

W&E Source Corp. (“the Company”) was incorporated in the State of Delaware on October 11, 2005 and is based in Montréal, Québec, Canada. The Company is a development stage enterprise and its main activities to date have been developing a market for its services.

In January 2012, the Company changed its name from News of China, Inc. to W&E Source Corp. and increased its authorized shares to 500,000,000 shares.

On August 25, 2011, the Company incorporated a company called Airchn Travel Global, Inc. (“ATGI”) in the State of Washington, USA. ATGI is a wholly owned subsidiary of the Company. ATGI focuses on a business segment of travel businesses which includes air ticket reservations, hotel reservations and other travel services.

On October 4, 2011, the Company incorporated a company called Airchn Travel (Canada) Inc. (“ATCI”) in the Province of British Columbia, Canada. ATCI is a wholly owned subsidiary of ATGI. ATCI has a similar business segment as ATGI.

The accompanying unaudited interim financial statements as of December 31, 2011 and 2010 and for the three and six months ended December 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC") and on the same basis as the annual audited financial statements. The financial statements as of and for the three and six months ended December 31, 2011 and 2010 are unaudited. In the opinion of the management, these financial statements included all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented.

The results for interim periods are not necessary indicative of results for the entire year. The balance sheet at June 30, 2011 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements filed with the SEC on Form 10K.

Principles of Consolidation. The consolidated statements include the accounts of the Company and its wholly owned subsidiaries, ATGI and ATCI. All inter-company transactions and balances were eliminated.

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

Subsequent Events. The Company evaluated events subsequent to December 31, 2011 through the date the financial statements were issued.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $249,091, and a net loss for the six-month periods ended December 31, 2011 and 2010 of $49,231 and $7,218, respectively. Also, the Company currently does not have any business activities to generate funds for its own operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). For the six months ended December 31, 2011, ATCI accrued $2,400 expense for office rent from CAFI. Rent payable to CAFI was $2,353 as of December 31, 2011.

At December 31, 2011, the Company has a payable of $4,416 to Mr. Li, which includes his advance to ATGI on September 28, 2011 and his reimbursable expenses.

At December 31, 2011, the Company received an investment advance of $100,000 from Mrs. Ba. The advance includes $50,000 to ATGI on October 12, 2011 and $50,000 to ATCI on October 14, 2011. The advances bear no interest and are due on demand. Subsequent to December 31, 2011, these advances were converted to the consideration for Mrs. Ba’s subscription of the Company’s common stock. See Note 5.

Mr. Chen Xi Shi, the Chief Financial Officer and Director of the Company, makes advances to the Company from time to time for the Company’s operations. These advances are due on demand and are non-interest bearing. As of December 31, 2011 and 2010, the Company had payables to Mr. Chen Xi Shi in the amount of $25,920 and $30,033, respectively.

Note 4 – Commitment and Contingencies

The Company leases office space under an operating lease commenced on November 11, 2011. The office lease provides for escalated lease payments through the five-year term, which expires on October 31, 2016. For the six months ended December 31, 2011, the Company recorded rent expense of $3,571 under the terms of the lease on a straight-line basis. The Company has recorded accrued liabilities of $3,571 related to this lease as of December 31, 2011.

The following is a schedule by years of future minimum rental payments required under the operating lease as of December 31, 2011.

Year ending June 30,	Amount
2012	$8,730
2013	21,441
2014	22,191
2015	22,968
2016	23,772
2017 and thereafter	8,014
Total	$107,116

The Company paid additional operating costs separately defined by the lease of $728 for the six months ended December 31, 2011.

Note 5 – Subsequent Events

On January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name from News of China Inc. to W& E Source Corp. and to increase its total authorized shares to 500,000,000, par value $0.0001 per share. As a result of the name change, the Company’s listing symbol on OTCQB is also changed to WESC, effective January 20, 2012.

On January 23, 2012, the Company entered into a Stock Purchase Agreement with Mrs. Ba, pursuant to which the Company agreed to issue up to 22,000,000 shares of the Company’s common stock to Ms. Ba for an aggregate purchase price of $630,000 approximately (RMB 4,000,000). The shares purchased pursuant to the Stock Purchase Agreement are subject to a lock-up period of 5 years.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “W&E Source Corp.”, “the Company” means W&E Source Corp., unless otherwise indicated.

Corporate Overview

We are a development stage company incorporated in Delaware on October 11, 2005. Our principal business until recently has been to provide an online financial media outlet for researching China-related stocks. This media outlet provided financial news and commentary, online video broadcasting, and other information for researching China-related stocks. China-related stocks refer to the stocks issued by companies whose main operations are located in China. However, due to our online financial media outlet software problems and other difficulties, we were not able to achieve the milestones we set to fully implement our business operations in online financial media outlet for researching China-related stocks.

In July 2011, the Company’s new management team began re-evaluating our business plan and determined that it would be in the best interest of the Company to take a new business direction. In the new business model, the Company will serve as an incubator for innovative enterprises across various industries with diverse practices. The Company will identify such enterprises and acquire them through various business combination transactions. As an incubator, the Company will provide the necessary assistance and environment for the acquired businesses to grow with the eventual goal of spinning them off as independent publicly reporting entities.

The Company has identified the global tourism market as its first investment target. As it currently exists, the tourism industry is fragmented into various geographic regions. We believe that approaching this industry from a global perspective is an emerging market with tremendous growth potential. We plan to set up and/or acquire offices in various regions of the world and through them, develop the local tourism industry and expand our local tourism market. Ultimately, we plan to unify and manage our regional offices and to market our global services through the internet.

We have recently set up two subsidiaries, Airchn Travel Globla, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”). We are also currently setting up a subsidiary in Beijing, China. We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future.

We will eventually engage in services such as, airline and cruise ticketing, customized and packaged tours, travel blogs, travel magazines, sales of travel related merchandise, group hotel reservations, business travel arrangements, conference travel arrangements, car rental and admission ticket sale for local tourist attractions.

As per of our new business plan, we will continue to explore other business growth opportunities, regardless of industry, in order to diversify our business operations and investments.

In order to reflect our new business plan better, on January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to changed its name from New of China, Inc. to W&E Source Corp. In connection the name change, our listing symbol on the OTCQB also changed from “NWCH” to “WESC.” Our new website which is currently under construction can be accessed at www.wescus.com. In addition, the Company also increased its total authorized shares to 500,000,000 to anticipate future financing through the issuance of our equity or convertible debt to finance our business.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended December 31, 2011 and 2010.

Three and Six Months Ended December 31, 2011 and 2010

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2011	2010
Revenues	$-	$-

Expenses
General and administrative expenses	39,275	1,470
Foreign currency exchange loss	-	502
	39,275	1,972
Net loss	$(39,275)	$(1,972)

	For the Six	For the Six
	Months Ended	Months Ended
	December 31,	December 31,
	2011	2010
Revenues	$-	$-

Expenses
General and administrative expenses	49,162	6,527
Foreign currency exchange loss	69	691
	49,231	7,218
Net loss	$(49,231)	$(7,218)

Revenues

We have not generated any revenues from operations since our inception.

Expenses

Expenses for the three and six months ended December 31, 2011 increased by $37,303 and $42,013 over the same period in 2010 primarily because of the increases in professional fees related to legal and accounting as well as general and administrative expenses to establish ATGI and ATCI.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended December 31, 2011 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	December 31, 2011	June 30, 2011
Current Assets	$66,984	$14,013
Current Liabilities	142,056	35,911
Working Capital Deficit	$(75,072)	$(21,898)

Our working capital deficit increased by 343% since the previous fiscal year ended June 30, 2011 because we have not generated any revenues and have continued to incur expenses to develop our Company’s operations.

Cash Flows

Cash Used in Operating Activities

For the six months ended December 31, 2011, our cash used in operating activities increased by $36,286 from $7,840 for the same period of previous year. The increase is mainly due to the increases in professional fees related to legal and accounting as well as general and administrative expenses to establish ATGI and ATCI.

Cash Provided by Financing Activities

For the six months ended December 31, 2011, we received a $100,000 advance from our CEO and repaid $4,113 for a loan from one of our shareholders. For the six months ended December 31, 2010, we received a $100 advance from one of our shareholders.

Cash Requirements

Over the next 12-months ending December 31, 2012, we anticipate that we will incur the following operating expenses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of our fiscal year ending June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related To Our Business

Our revenue will be derived from the global travel industry and a prolonged or substantial decrease in global travel volume, as well as other industry trends, could adversely affect us.

Our revenue is derived from the global travel industry. As a result, our revenue is directly related to the overall level of travel activity, and is therefore significantly impacted by declines in, or disruptions to, travel in any region due to factors entirely outside of our control. Such factors include:

  global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect global air travel volume;
  epidemics or pandemics, such as H1N1 “swine” flu, avian flu and Severe Acute Respiratory Syndrome (“SARS”);
  natural disasters, such as hurricanes, volcanic activity and resulting ash clouds, earthquakes and tsunamis, such as the recent disaster in Japan;
  general economic conditions, particularly to the extent that adverse conditions may cause a decline in travel volume, such as the crisis in the global credit and financial markets, diminished liquidity and credit availability, declines in consumer confidence and discretionary income, declines in economic growth, increases in unemployment rates and uncertainty about economic stability;
  the financial condition of travel suppliers, including airlines and hotels, and the impact of any changes such as airline bankruptcies or consolidations on the cost and availability of air travel and hotel rooms;
  changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including environmental and tax laws and regulations, including the recent carbon emissions reduction targets for flights to and from the European Union area by the end of 2012;
  fuel price escalation;
  work stoppages or labor unrest at any of the major airlines or other travel suppliers or at airports;
  increased security, particularly airport security that could reduce the convenience of air travel;
  travelers’ perception of the occurrence of travel-related accidents, of the environmental impact of air travel, particularly in regards to CO2 emissions, or of the scope, severity and timing of the other factors described above; and
  changes in occupancy and room rates achieved by hotels.

If there were to be a prolonged substantial decrease in travel volume, for these or any other reason, it would have an adverse impact on our business, financial condition and results of operations.

The travel industry may not recover from the recent global financial crisis and recession to the extent anticipated or may not grow in line with long-term historical trends following any recovery.

As a participant in the global travel industry, our business and operating results are impacted by global economic conditions, including the recent European debt crisis, a slowdown in growth of the Chinese economy, a prolonged slow economic recovery in Japan and a general reduction in net disposable income as a result of fiscal measures adopted by countries to address high levels of budgetary indebtedness, which may adversely affect our business, results of operations and financial condition. In our industry, the recent financial crisis and global recession have resulted in higher unemployment, a decline in consumer confidence, large-scale business failures and tightened credit markets. As a result, the global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced a cyclical downturn. A continuation of recent adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, particularly the expected rise in the price of crude oil, and other matters could reduce discretionary spending further and cause the travel industry to continue to contract. In addition, the global economy may not recover as quickly or to the extent anticipated, and consumer spending on leisure travel and business spending on corporate travel may not increase despite improvement in economic conditions. As a result, our business may not benefit from a broader macroeconomic recovery, which could adversely affect our business, financial condition or results of operations.

The travel industry is highly competitive, and we are subject to risks relating to competition that may adversely affect our performance.

Our businesses operate in highly competitive industries. If we cannot compete effectively, we may lose share to our competitors, which may adversely affect our financial performance. Our continued success depends, to a large extent, upon our ability to compete effectively in industries that contain numerous competitors, some of which may have significantly greater financial, marketing, personnel and other resources than us.

The travel industry is seasonal.

     Our business travel operations will experience seasonal fluctuations, reflecting seasonal variations in demand for travel services. During the first quarter, demand for travel services generally declines and the number of bookings flattens or decreases, in part due to a slowdown in business activity during the holidays. Demand for travel services generally peaks during the second half of the year and there may be seasonal fluctuations in allocations of travel services made available to us by travel suppliers. Consequently, our revenue may fluctuate from quarter to quarter.

Our business depends on the technology infrastructure of third parties.

     We rely on third-party computer systems and other service providers, including the computerized reservation systems of airlines and hotels to make reservations and confirmations. Other third parties provide, for instance, our back-up data center, telecommunications access lines, significant computer systems and software licensing, support and maintenance service and air-ticket delivery. Any interruption in these or other third-party services or deterioration in their performance could impair the quality of our service.

Risks Related To Our Company

We have only commenced our business operations in October, 2005 and we have a limited operating history. If we cannot successfully manage the risks normally faced by start-up companies, we may not achieve profitable operations and ultimately our business may fail.

We are currently a development stage company. Accordingly, we have a very limited operating history and we face all of the risks and uncertainties encountered by early-stage companies. As of December 31, 2011, we had an accumulated deficit of $249,091. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

We will also encountered risks and difficulties frequently experienced by growing companies in evolving industries such as the travel agency and travel service industry. Our operating history to date is not adequate to evaluate how we will address these risks and difficulties in the future. Some of the risks relate to our ability to: (i) attract and retain customers and encourage our customers to engage in repeat transactions; (ii) retain our existing agreements and relationships with travel suppliers such as hotels and airlines and to expand our product and service offerings on satisfactory terms with our travel suppliers; (iii) operate, support, expand and develop our operations, our call centers, our website, and our communications and other systems; (iv) diversify our sources of revenue; (v) maintain effective control of our expenses; and (vi) respond to changes in our regulatory environment.

If we are not successful in addressing any or all of these risks, our business may be materially affected in an adverse manner.

There is substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

In their report dated October 11, 2011, our independent auditors stated that our financial statements for the period from October 11, 2005 (Date of Inception) to June 30, 2011 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have never generated any revenue from operations. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have no customers and generate no revenues and have only limited marketing experience to develop customers.

We have not yet entered into any agreements to sell our services or products to any customers. We do not believe that we will generate significant revenues in the immediate future. We will not generate any meaningful revenues unless we successfully launch our regional offices and we obtain a significant number of customers. There can be no assurance that we will ever be able to obtain a significant number of customers to generate meaningful revenues or achieve profitable operations.

We have only limited experience in developing and marketing our travel services, and there is limited information available concerning the potential performance or market acceptance of our proposed services. There can be no assurance that unanticipated expenses, problems or technical difficulties will not occur which would result in material delays in commercialization of our services or that our efforts will result in successful commercialization.

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

Our future success will depend in substantial part on the continual services of our senior management, including our President and Chief Executive Officer, Hong Ba, As a startup company, currently none of the senior management team draws salaries from our company. We do not carry key person life insurance on any of our officers or employees. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors in the aggregate, beneficially own approximately 79.33% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

China is one of the regions which we will focus our business development. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People’s Republic of China. While the People’s Republic of China’s economy has experienced significant growth in the past 20 years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People’s Republic of China, but they may also have a negative effect on us.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of December 31, 2011, the exchange rate between the Renminbi and the United States dollar was 6.3523 Renminbi to everyone United States dollar.

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

Risks Associated With Our Common Stock

Trading on the OTCQB may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTCQB service of the Financial Industry Regulatory Authority (“FINRA”). Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTCQB is not a stock exchange, and trading of securities on the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

We are currently incorporating a company in China tentatively to be named Airchn (Beijing) Business Inc. (ABI). We are waiting for approval of this incorporation by the Chinese government. Airchn (Beijing) Business Inc. will be a wholly owned subsidiary of Airchn Travel Global, Inc.

On January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name from News of China Inc. to W& E Source Corp. and to increase its total authorized shares to 500,000,000, par value $0.0001 per share. As a result of the name change, the Company’s listing symbol on the OTCQB is also changed to WESC, effective January 20, 2012.

Change of Address

We have closed our Quebec office.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.3*	Certificate of Amendment to the Certificate of Incorporation filed on January 17, 2012.
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
10.2	Form of Private Placement Subscription Agreement with Chenling Shi (attached as an exhibit to our current report on Form 8-K filed on June 22, 2009)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(16)	Letter re change in certifying accountant
16.1	Letter dated October 13, 2011 from RSM Richter Chamberland LLP, Chartered Accountants (attached as an exhibit to our current report on Form 8-K filed on October 13, 2011)
(21)	Subsidiaries
21.1*	List of Subsidiaries.
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

By:

/s/ Hong Ba
Hong Ba
CEO and Director
Principal Executive Officer
Date: February 10, 2012

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting Officer
Date: February 10, 2012