Form 10-Q
period 2012-03-31
W&E Source Corp.
filed 2012-05-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012 or

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
47,900,000 shares of common stock issued and outstanding as of May 14, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp.
(Formerly News of China, Inc.)
(A Developmental Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31,	June 30,
	2012	2011

Assets
Current Assets:
Cash	$393,735	$14,013
Prepaid assets	25,445	–
Other receivables	452	–
Total current assets	419,632	14,013
Deposit	20,302	–
Property and Equipment	38,212	–

Total assets	$478,146	$14,013

Liabilities and Shareholders’ Deficit
Liabilities:
Account payable and accrued liabilities	$13,781	$5,878
Accounts payable, related parties	7,824	–
Advances from related parties	61,353	30,033

Total liabilities	82,958	35,911

Shareholders' Deficit:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 47,900,000 and 25,900,000 shares issued and outstanding, respectively	4,790	2,590
Additional paid-in capital	801,495	173,695
Accumulated other comprehensive income	2,030	1,677
Deficit accumulated during the development stage	(413,127)	(199,860)

Total shareholders’ deficit	395,188	(21,898)

Total liabilities and shareholders’ deficit	$478,146	$14,013

The accompanying notes are an integral part of these unaudited consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the	For the				From
	Three	Three	For the Nine		For the Nine	Inception
	Months	Months	Months		Months	(October 11,
	Ended	Ended	Ended		Ended	2005) to
	March 31,	March 31,	March 31,		March 31,	March 31,
	2012	2011	2012		2011	2012

Revenues	$–	$–	$–	$		$–

Expenses
General and administrative expenses	164,050	4,115	213,212		10,642	417,413

Other (income) expense:
Foreign currency exchange (gain) loss	–	53	69		744	(3,125)
Interest income	(14)		(14)			(1,161)
Net loss	(164,036)	(4,168)	(213,267)		(11,386)	(413,127)

Other comprehensive income
Cumulative foreign currency translation adjustment	296	(336)	353		718	2,030
Comprehensive loss	$(163,740)	$(4,504)	$(212,914)		$(10,668)	$(411,097)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)		$(0.00)
Basic and diluted weighted average number of shares outstanding	33,113,115	25,900,000	30,700,000		25,900,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine		For the Nine	From Inception
	Months Ended		Months Ended	(October 11, 2005)
	March 31,		March 31,	to March 31,
	2012		2011	2012
Cash flows from:
Operating activities
Net loss	$(213,267)		$(11,386)	$(413,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,248		–	2,248
Changes in operating assets and liabilities:
Prepaid assets	(25,445)		250	(25,445)
Other receivables	(452)		–	(452)
Deposit	(20,302)		–	(20,302)
Accounts payable and accrued liabilities	7,903		(1,390)	13,781
Accounts payable, related parties	7,824			7,824
Net cash used in operating activities	(241,491)		(12,526)	(435,473)

Investing activities
Purchase of equipment	(40,460)		–	(40,460)
Net cash used in investing activities	(40,460)		–	(40,460)

Financing activities
Proceeds from shareholder loan	–		500	30,033
Proceeds from advances-related parties	35,433		–	35,433
Repayment of loans payable, shareholders	(4,113)		–	(4,113)
Proceeds from capital stock issuance	630,000		–	806,285
Net cash provided by financing activities	661,320		500	867,638

Cumulative translation adjustment	353		718	2,030

Net change in cash	379,722		(11,308)	393,735
Beginning of period	14,013		28,601	–
End of period	$393,735		$17,293	$393,735

Supplemental Information:
Income tax paid	$–	$		$–
Interest paid	$–	$		$–

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

In January 2012, the Company changed its name from News of China, Inc. to W&E Source Corp. and increased its authorized shares to 500,000,000 common shares.

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

On May 2, 2012, the Company incorporated a company named Airchn Travel (Beijing) Inc. (“BEIJING”) in Beijing, China. BEIJING is also a wholly owned subsidiary of ATGI. BEIJING has a similar business segment as ATGI.

The accompanying unaudited interim financial statements as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission ("SEC") and on the same basis as the annual audited financial statements. The financial statements as of and for the three and nine months ended March 31, 2012 and 2011 are unaudited. In the opinion of the management, these financial statements included all adjustments, which, unless otherwise disclosed, are of a normal recurring nature, necessary for a fair presentation of the financial position, results of operations, and cash flows for the period presented.

The results for interim periods are not necessary indicative of results for the entire year. The balance sheet at June 30, 2011 has been derived from audited financial statements; however, the notes to the financial statements do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. The accompanying unaudited interim financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements filed with the SEC on Form 10-K.

Principles of Consolidation. The consolidated statements include the accounts of the Company and its wholly owned subsidiaries, ATGI, ATCI and BEIJING. All inter-company transactions and balances were eliminated.

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

Property and Equipment. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years.

Subsequent Events. The Company evaluated events subsequent to March 31, 2012 through the date the financial statements were issued.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $413,127, and a net loss for the nine-month periods ended March 31, 2012 and 2011 of $213,267 and $11,386, respectively. Also, the Company currently does not have any business activities to generate funds for its own operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). For the nine months ended March 31, 2012, ATCI accrued $4,806 expense for office rent from CAFI. Rent payable to CAFI was $2,353 as of March 31, 2012.

At March 31, 2012, the Company has a payable of $5,471 to Mr. Li, which includes his advance to ATGI on January 20, 2012 and February 9, 2012 and his reimbursable expenses.

During the three months ended March 31, 2012, the Company issued 22,000,000 shares of common stock to Ms. Ba for an aggregate purchase price of $630,000 (approximately RMB 4,000,000). The shares purchased are subject to a lock-up period of 5 years.

At March 31, 2012, the Company had a payable of $35,433 to Mrs. Ba, which is her advance to BEIJING for the period from January to March 2012.

Mr. Chen Xi Shi, the Chief Financial Officer and Director of the Company, makes advances to the Company from time to time for the Company’s operations. These advances are due on demand and are non-interest bearing. As of March 31, 2012 and June 30, 2011, the Company had payables to Mr. Chen Xi Shi in the amount of $25,920 and $30,033, respectively.

Note 4 – Commitments and Contingencies

The Company leases office space under an operating lease commenced on November 11, 2011. The office lease provides for escalated lease payments through the five-year term, which expires on October 31, 2016. For the nine months ended March 31, 2012, the Company recorded rent expense of $8,926 under the terms of the lease on a straight-line basis. The Company has recorded deferred rent expense of $3,667 included in accrued liabilities related to this lease as of March 31, 2012.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “W&E Source Corp.”, “the Company” means W&E Source Corp., unless otherwise indicated.

Corporate Overview

We are a development stage company incorporated in Delaware on October 11, 2005. Our principal business was to provide an online financial media outlet for researching China-related stocks. This media outlet provided financial news and commentary, online video broadcasting, and other information for researching China-related stocks. China-related stocks refer to the stocks issued by companies whose main operations are located in China. However, due to our online financial media outlet software problems and other difficulties, we were not able to achieve the milestones we set to fully implement our business operations in online financial media outlet for researching China-related stocks.

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

We have recently set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China. We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future.

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

In order to reflect our new business plan better, on January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name from New of China, Inc. to W&E Source Corp. In connection the name change, our listing symbol on the OTCQB also changed from “NWCH” to “WESC.” Our new website which is currently under construction can be accessed at www.wescus.com. In addition, the Company also increased its total authorized shares to 500,000,000 to anticipate future financing through the issuance of our equity or convertible debt to finance our business.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the fiscal quarter ended March 31, 2012 and 2011.

Three and Nine Months Ended March 31, 2012 and 2011

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011
Revenues	$-	$-

Expenses
General and administrative expenses	164,050	4,115
Foreign currency exchange loss	-	53
Interest Income	(14)
	164,036	4,168
Net loss	$(164,036)	$(4,168)

	For the Nine	For the Nine
	Months Ended	Months Ended
	March 31,	March 31,
	2012	2011
Revenues	$-	$-

Expenses
General and administrative expenses	213,212	10,642
Foreign currency exchange loss	69	744
Interest income	(14)
	213,267	11,386
Net loss	$(213,267)	$(11,386)

Revenues

We have not generated any revenues from operations since our inception.

Expenses

Expenses for the three and nine months ended March 31, 2012 increased by $159,935 and $202,570, respectively, over the same periods in 2011 primarily because of the increases in professional fees related to legal and accounting as well as general and administrative expenses incurred in establishing Airchn Travel (Beijing) Inc.

Liquidity and Capital Resources

Our financial condition for the fiscal quarter ended March 31, 2012 and the changes between those periods for the respective items are summarized as follows:

Working Capital

	March 31, 2012	June 30, 2011
Current Assets	$419,632	$14,013
Current Liabilities	82,958	35,911
Working Capital	$336,674	$(21,898)

Our working capital significantly increased from deficit to assets since the previous fiscal year ended June 30, 2011 because we have raised cash from investors for capital investment.

Cash Flows

Cash Used in Operating Activities

For the nine months ended March 31, 2012, our cash used in operating activities increased by $228,965 from $12,526 for the same period of previous year. The increase is mainly due to the increase in professional fees related to legal and accounting and general and administrative expenses incurred in establishing Airchn Travel (Beijing) Inc.

Cash Used in Investing Activities

For the nine months ended March 31, 2012, we purchased fixed assets at the amount of $40,460 to establish Airchn Travel (Beijing) Inc.

Cash Provided by Financing Activities

For the nine months ended March 31, 2012, we received $630,000 from the sale of 22,000,000 shares of the company’s common stock to our CEO, $35,433 in advances from a related party and repaid $4,113 for a loan from one of our shareholders.

Cash Requirements

Over the next 12 months ending March 31, 2013, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$24,000
Professional fees	30,000
Foreign currency exchange loss	6,000
Total	$60,000

Management believes that our Company’s cash will be sufficient to meet our working capital requirements for the next 12-month period for our Company has already successfully raised the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12 months primarily through the private placement of our equity securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of our fiscal year ending March 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part II, Item 1A (Risk Factors) contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2011 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 1, 2012, the Company issued 22,000,000 shares of its common stock to its CEO, Mrs. Hong Ba, pursuant to a Stock Purchase Agreement dated January 23, 2012 as disclosed in the Current Report on Form 8-K filed on January 24, 2012. The shares issued to Mrs. Ba were not registered under the Securities Act of 1933, as amended and were issued pursuant to Regulation S under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation to change its name from News of China Inc. to W& E Source Corp. and to increase its total authorized shares to 500,000,000, par value $0.0001 per share. As a result of the name change, the Company’s listing symbol on the OTCQB is also changed to WESC, effective January 20, 2012.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.3	Certificate of Amendment to the Certificate of Incorporation filed on January 17, 2012. (attached as an exhibit to our Form 10-Q filed February 10, 2012)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
10.2	Form of Private Placement Subscription Agreement with Chenling Shi (attached as an exhibit to our current report on Form 8-K filed on June 22, 2009)
10.3	Stock Purchase Agreement dated as of January 23, 2012 by and between the Company and Hong Ba (attached as an exhibit to Form 8-K filed January 24, 2012)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10- KSB filed September 28, 2007)
(16)	Letter re change in certifying accountant
16.1	Letter dated October 13, 2011 from RSM Richter Chamberland LLP, Chartered Accountants (attached as an exhibit to our current report on Form 8-K filed on October 13, 2011)
(21)	Subsidiaries
21.1	List of Subsidiaries. (attached as an exhibit to Form 10-Q filed on February 10, 2012)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

By:

/s/ Hong Ba
Hong Ba
CEO and Director
Principal Executive Officer
Date: May 14, 2012

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting Officer
Date: May 14, 2012