Form 10-K
period 2012-06-30
W&E Source Corp.
filed 2012-10-11
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

Commission file number 000-52276

W&E SOURCE CORP.
(Exact name of registrant as specified in its charter)

Delaware	98-0471083
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

Delaware Intercorp, Inc., 113 Barksdale Professional Center, Newark, DE 19711
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (450) 443-1153

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.0001par value per share
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
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2011, was $378,000. All executive officers, directors and holders of 5% or more of our outstanding common stocks have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of September 12, 2012 there were 47,900,000 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

2

3

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

As used in this report, the terms “we”, “us”, “our”, “W&E Source Corp.” means W&E Source Corp., unless otherwise indicated.

Corporate Overview

We incorporated in Delaware on October 11, 2005. Our principal business until recently has been to provide an online financial media outlet for researching China-related stocks. This media outlet provided financial news and commentary, online video broadcasting, and other information for researching China-related stocks. China-related stocks refer to the stocks issued by companies whose main operations are located in China. However, due to our online financial media outlet software problems and other difficulties, we were not able to achieve the milestones we set to fully implement our business operations in online financial media outlet for researching China-related stocks.

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

We have begun to engage in services such as, airline and cruise ticketing, customized and packaged tours, travel blogs, travel magazines, sales of travel related merchandise, group hotel reservations, business travel arrangements, conference travel arrangements, car rental and admission ticket sale for local tourist attractions.

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

Employees

As of June 30, 2012, we had four employees, who are responsible for sales of the various travel products we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

Research and Development Expenditures

We did not incur expenditures in research and development over the last fiscal year.

Intellectual Property

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A. RISK FACTORS

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

Risks Related To Our Business

Our revenue is derived from the global travel industry and a prolonged or substantial decrease in global travel volume, as well as other industry trends, could adversely affect us.

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

As of June 30, 2012, we had an accumulated deficit of $505,169. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

In their report dated October 10, 2012, our independent auditors stated that our consolidated financial were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have losses from operations and an accumulated deficit. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

We have generated limited revenues and have only limited marketing experience to develop customers.

We have generated revenues by providing air ticket reservations, hotel reservations and other travel related services to our customers. We do not believe that we will generate significant revenues in the immediate future. There can be no assurance that we will ever be able to obtain a significant number of customers to generate meaningful revenues or achieve profitable operations.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2012, the exchange rate between the Renminbi and the United States dollar was 6.3197 Renminbi to everyone United States dollar.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease three offices in Seattle, Vancouver and Beijing. Our office in Seattle is approximately 800 square feet and the annual lease is US$25,400, our Vancouver, Canada office is approximately 400 square feet with an annual lease of CA$9,600, and our office in Beijing, China is approximately 250 square meters and our annual lease is RMB616,000.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently not traded on any exchange. Our common stock was quoted on the OTCQB. We cannot assure you that there will be a market for our common stock in the future.

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2012 and 2011 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2012	$0.07	$0.06
March 31, 2012	$0.07	$0.07
December 31, 2011	$0.07	$0.07
September 30, 2011	$0.20	$0.07
June 30, 2011	$0.11	$0.07
March 31, 2011	$0.10	$0.10
December 31, 2010	$0.10	$0.02
September 30, 2010	$0.10	$0.08

Holders of our Common Stock

As of September 12, 2012, there were approximately 57 holders of record of our common stock. As of such date, 47,900,000 shares of common stock were issued and outstanding.

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

As at June 30, 2012, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

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

We have begun to engage in services such as, airline and cruise ticketing, customized and packaged tours, travel blogs, travel magazines, sales of travel related merchandise, group hotel reservations, business travel arrangements, conference travel arrangements, car rental and admission ticket sale for local tourist attractions.

As per of our new business plan, we will continue to explore other business growth opportunities, regardless of industry, in order to diversify our business operations and investments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2012 and 2011.

Years Ended June 30, 2012 and 2011:

	June 30,	June 30,
	2012	2011
Revenues	$3,649	$-

Expenses
General and administrative expenses	308,889	12,290
Foreign currency exchange loss	69	674
Net loss	$(305,309)	$(12,964)

Revenues

We started to generate revenues in 2012, and had a total revenue of $3,649 from our operations during the year ended June 30, 2012. For the year ended June 30, 2011, we were still in the development stage; therefore, we did not have any revenues.

Expenses

Expenses for the year ended June 30, 2012 increased by $295,994 compared with the same period in 2011 primarily because of the increases in professional fees related to legal and accounting as well as general and administrative expenses for the operations of three new subsidiaries.

Net loss

We had net losses of $305,309 and $12,964 for the years ended June 30, 2012 and 2011, respectively, and had an accumulated deficit of $505,169 as of June 30, 2012.

Liquidity and Capital Resources

Our financial conditions for the years ended June 30, 2012 and 2011 are summarized as follows:

Working Capital

	June 30, 2012	June 30, 2011
Current Assets	$353,048	$14,013
Current Liabilities	(119,677)	(35,911)
Working Capital (Deficit)	$233,371	$(21,898)

Our working capital significantly increased from deficit to assets since the previous year because we started to generated revenues, and also in 2012, we received money from sale of the Company’s common stock to our CEO.

Cash Flows

	June 30, 2012	June 30, 2011
Cash used in operating activities	$(340,757)	$(16,334)
Cash used in investing activities	(40,460)	-
Cash provided by financing activities	695,696	699
Cumulative translation adjustment	(1,277)	1,047
Net increase (decrease) in cash	$313,202	$(14,588)

Cash Used in Operating Activities

For the year ended June 30, 2012, our cash used in operating activities increased by $324,423 from $16,334 compared with the previous year. The increase is mainly due to general and administrative expenses incurred to run our operations.

Cash Used in Investing Activities

For the year ended June 30, 2012, we purchased furniture and office equipment in the amount of $40,460 for our three offices.

Cash Provided by Financing Activities

For the year ended June 30, 2012, we received $630,000 from our CEO from the sale of 22,000,000 shares of the Company’s common stock. We also received $68,078 of advances from related parties and $1,731 of donated capital from our director. We repaid $4,113 for a loan from one of our shareholders.

Cash Requirements

Over the next 12 months ending June 30, 2013, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$350,000
Professional fees	30,000
Foreign currency exchange loss	5,000
Total	$385,000

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto are included herein beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2012. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2012 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

			Date First Elected or
Name	Position Held with our Company	Age	Appointed
Hong Ba	Chief Executive Officer Director	45	August 1, 2011 September 1, 2011
Chenxi Shi	Chief Financial Officer and Director	45	October 2005
Junjun Wu	Director	41	September 1, 2011

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

Director Independence

Our board of directors has concluded that none of our directors will be independent as the term “independent” is defined by the rules of the New York Stock Exchange and Rule 10A-3 of the U.S. Securities Exchange Act of 1934, as amended.

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2012. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2012, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2012; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2012 and 2011, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chenxi Shi President, (former) CEO, CFO and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Hong Ba1 CEO and Director [3]	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Zibing Zhang[2] former Vice President [1]	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

1 Ms. Hong was appointed CEO on August 1, 2011 and as a Director on September 1, 2011.
2 Mr. Zhang left our company in August 2011.

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2012, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu [1]	Nil	Nil	Nil	Nil	Nil	Nil	Nil

1 Mr. Wu was appointed Director on September 1, 2011.

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2012.

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

Aggregated Options Exercised in the Year Ended June 30, 2012 and Year End Option Values

As at June 30, 2012, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year end June 30, 2012 therefore no options were re-priced.

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

Security ownership of certain beneficial owners

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class [1]
common stock	Dong Chen 199 Taiyulu, Xiaodian District Taiyuan, Shanxi China	3,000,000 Direct	6.3%

Security ownership of management

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class [1]
common stock	Hong Ba Unit 2702, Sanlitun SOHO Building 2, No. 8, Gongtibeilu Chaoyang District, Bejing China 100027	22,000,000 Direct	45.9%
common stock	Chenxi Shi 1855 Talleyrand, #203A Brossard, QC J4W 2Y9	1,000,000 Direct	2.1%
common stock	Junjun Wu 1-97 Hongqi North Street Xiaowang Village, Wanbailin District Taiyuan Shanxi PRC 030024	15,000,000 Direct	31.3%
	Directors and Officers as a Group (3 persons)	38,000,000 Direct	79.3%

1 Percentage of ownership is based on 47,900,000 shares of common stock issued and outstanding as of September 12, 2012. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

On January 23, 2012, our CEO, Ms. Hong Ba entered into a stock purchase agreement with the Company to purchase 22,000,000 shares of our common stock for an aggregate purchase price of RMB 4,000,000 (approximately US$630,000). As a result of the stock purchase, Ms. Hong Ba is now the largest shareholder of the Company holding approximately 46% of our total outstanding shares of common stock.

Prior to the issuance of 22,000,000 shares to Ms. Ba, our director, Mr. Junjun Wu was our largest shareholder, who held approximately 58% of our total outstanding shares of common stock. After the issuance of shares to Ms. Ba, Mr. Wu now holds approximately 31% of our total outstanding shares of common stock and is our second largest shareholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). For the year ended June 30, 2012, ATCI accrued $7,163 of expense for office rent from CAFI.

As of June 30, 2012, the Company owes Mr. Li a total of $612 for the expenses paid by him on behalf of W&E, ATCI and ATGI.

On February 1, 2012, the Company issued 22,000,000 shares of the Company’s common stock to Mrs. Ba for an aggregate purchase price of $630,000 (approximately RMB 4,000,000). The shares purchased pursuant to the Stock Purchase Agreement are subject to a lock-up period of 5 years. On January 20, 2012 and February 7, 2012, the Company received cash in the amount of $299,851 and $69,900, respectively, for the stock subscription. The investment advance in the amount of $100,000 from Mrs. Ba has been converted as part of the consideration of the stock subscription. Additionally, $160,249 paid by Mrs. Ba on behalf of the Company for its operating expenses was also converted to the Company’s common stock.

As of June 30, 2012, the Company has a payable in the amount of $68,078 to Ms. Ba for the advances to BEIJING for the period from January to June 2012.

Mr. Chen Xi Shi, the Chief Financial Officer and Director of the Company, makes advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing. As of June 30, 2012 and 2011, the Company had payables to Mr. Chen Xi Shi in the amount of $25,920 and $30,033, respectively.

Other than the disclosure above, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2012 and 2011:

Services	2012	2011
Audit fees	$17,000	$7,000
Tax fees	--	--
All other fees	--	--
Total fees	$17,000	$7,000

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2012 and 2011 in connection with statutory and regulatory filings or engagements.

Tax Fees

Consisted of fees billed for professional services rendered by the principal accountant for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarter Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
10.2

Form of Private Placement Subscription Agreement Between Chenling Shi and the Issuer (incorporated by reference to an exhibit to the Issuer’s current report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2009)

10.3	Stock Purchase Agreement dated as of January 23, 2012 by and between the Company and Hong Ba (incorporated by reference to an exhibit to the current report on Form 8-K filed on January 24, 2012)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(16)	Letter re change in certifying accountant
16.1	Letter dated October 13, 2011 from RSM Richter Chamberland LLP, Chartered Accountants (attached as an exhibit to our current report on Form 8-K filed on October 12, 2011)
(21)	Subsidiaries of Registrant

21.1*	List of Subsidiaries
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Statement of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Statement of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W&E SOURCE CORP.

By:

/s/ Hong Ba
Hong Ba
CEO and Director
Principal Executive Officer
Date: October 11, 2012

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting Officer
Date: October 11, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
CEO and Director
Principal Executive Officer
Date: October 11, 2012

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting Officer
Date: October 11, 2012

/s/ Junjun Wu
Junjun Wu
Director
Date: October 11, 2012

W&E Source Corp.
Financial Statements
As of and for the years ended June 30, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
W&E Source Corp.
(Formerly News of China Inc.)
Newark, Delaware

We have audited the accompanying consolidated balance sheets of W&E Source Corp. as of June 30, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years ended June 30, 2012 and 2011. These consolidated financial statements are the responsibility of W&E Source Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. W&E Source Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of W&E Source Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W&E Source Corp. as of June 30, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that W&E Source Corp. will continue as a going concern. As discussed in Note 3 to the financial statements, W&E Source Corp. incurred a loss from continuing operations for the year ended June 30, 2012 and has an accumulated deficit at June 30, 2012, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 3. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

October 10, 2012

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011
Assets
Current assets:
Cash	$327,215	$14,013
Accounts receivable	1,380	-
Prepaid expense	24,453	-
Total current assets	353,048	14,013

Property, plant & equipment, net	34,841	-
Deposits	35,035	-

Total assets	$422,924	$14,013

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$16,842	$5,878
Accounts payable, related parties	612	-
Advances from related parties	93,998	30,033
Customer deposits	8,225	-
Total current liabilities	119,677	35,911

Shareholders' equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized, 47,900,000 and 25,900,000 shares issued and outstanding, respectively	4,790	2,590
Additional paid-in capital	803,226	173,695
Accumulated other comprehensive income	400	1,677
Accumulated deficit	(505,169)	(199,860)
Total shareholders’ equity (deficit)	303,247	(21,898)
Total liabilities and shareholders’ equity (deficit)	$422,924	$14,013

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2012 and 2011

	June 30,	June 30,
	2012	2011
Revenues	$3,649	$-
Operating expenses:
Depreciation expense	5,619	-
General and administrative expenses	303,270	12,290
Total operating expenses	308,889	12,290
Operating loss	(305,240)	(12,290)

Other expense:
Foreign currency exchange loss	69	674
Total other expense	69	674
Net loss	(305,309)	(12,964)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(1,277)	1,047

Comprehensive loss	$(306,586)	$(11,917)

Loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	34,976,503	25,900,000

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statement of Shareholders’ Equity (Deficit)
For the Years Ended June 30, 2011 and 2012

				Accumulated		Total
			Additional	other		shareholders'
	Common stock		paid-In	comprehensive	Accumulated	equity
	Shares	Amount	capital	income	deficit	(deficit)

Balance at June 30, 2010	25,900,000	$2,590	$173,695	$630	$(186,896)	$(9,981)
Foreign currency translation adjustment				1,047		1,047
Net loss					(12,964)	(12,964)

Balance at June 30, 2011	25,900,000	2,590	173,695	1,677	(199,860)	(21,898)
Issuance of common shares	22,000,000	2,200	627,800			630,000
Donated capital			1,731			1,731
Foreign currency translation adjustment				(1,277)		(1,277)
Net loss					(305,309)	(305,309)

Balance at June 30, 2012	47,900,000	$4,790	$803,226	$400	$(505,169)	$303,247

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended

	June 30,	June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(305,309)	$(12,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,619	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,380)	-
Decrease (increase) in prepaid expenses	(24,453)	250
Decrease (increase) in deposits	(35,035)	-
Increase (decrease) in accounts payable and accrued liabilities	10,964	(3,620)
Increase in accounts payable, related parties	612	-
Increase in customer deposits	8,225	-
Net cash used in operating activities	(340,757)	(16,334)

Cash flows from investing activities
Purchases of property, plant, & equipment	(40,460)	-
Net cash used in investing activities	(40,460)	-

Cash flows from financing activities
Proceeds from advances - related parties	63,965	699
Proceeds from common stock issuance	630,000	-
Donated capital	1,731	-
Net cash provided by financing activities	695,696	699
Cumulative translation adjustment	(1,277)	1,047
Net change in cash	313,202	(14,588)
Beginning of period	14,013	28,601
End of period	$327,215	$14,013

Supplemental cash flows information
Income tax paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements

Note 1 – Organization, Nature of Operations and Basis of Presentation

W&E Source Corp. (the “Company” or “W&E”) was incorporated in the State of Delaware on October 11, 2005 and was in the development stage through March 31, 2012. The year 2012 is the first year during which the Company is considered an operating company and is no longer in the development stage. The Company is engaged in services such as, airline and cruise ticketing, customized and packaged tours, travel blogs, travel magazines, sales of travel related merchandise, group hotel reservations, business travel arrangements, conference travel arrangements, car rental and admission ticket sale for local tourist attractions.

In January 2012, the Company changed its name from News of China, Inc. to W&E Source Corp. and increased its authorized shares to 500,000,000 shares. As a result of the name change, the Company’s listing symbol on OTCQB is also changed to WESC.

On August 25, 2011, the Company incorporated a company called Airchn Travel Global, Inc. (“ATGI”) in the State of Washington, USA. ATGI is a wholly owned subsidiary of the Company. ATGI focuses on travel business which includes air ticket reservations, hotel reservations and other travel services.

On October 4, 2011, the Company incorporated a company called Airchn Travel (Canada) Inc. (“ATCI”) in the Province of British Columbia, Canada. ATCI is a wholly owned subsidiary of ATGI. ATCI has a similar business as ATGI.

During the quarter ended March 31, 2012, the Company incorporated a company named Airchn Travel (Beijing) Inc. (“BEIJING”) in Beijing, China. BEIJING is also a wholly owned subsidiary of ATGI. BEIJING has a similar business as ATGI.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars.

Foreign currency translation. ATCI's functional currency for its operations is the Canadian dollar. However, the Company's reporting currency is the U.S. dollar. Therefore, the financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the rates in effect at the date of the transactions, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders’ deficit.

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

Loss per share. Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no potential dilutive securities at June 30, 2012 or 2011.

Revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue, which primarily consists of commission fees from air ticketing and hotel booking operations, is recognized as tickets and hotels are booked, and is recorded on a net basis (that is, the amount billed to a customer less the amount paid to a supplier) as the Company acts as an agent in these transactions.

Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

Property and equipment. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years.

Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Company’s net operating losses carryforwards are subject to Section 382 limitation.

Recently issued accounting pronouncements. The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations, financial position, or cash flows of the Company.

Subsequent Events. The Company evaluated events subsequent to June 30, 2012 through the date the financial statements were issued for disclosure considerations.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $505,169 at June 30, 2012, and a net loss for the years ended June 30, 2012 and 2011 of $305,309 and $12,964, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 4 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). The Company leases office space from CAFI. The lease has an unlimited term and the monthly rent is CAD$800. For the year ended June 30, 2012, ATCI accrued $7,163 expense for office rent from CAFI.

As of June 30, 2012, the Company owes Mr. Li a total of $612 for the expenses paid by him on behalf of W&E, ATCI and ATGI.

On February 1, 2012, the Company issued 22,000,000 shares of the Company’s common stock to Mrs. Ba for an aggregate purchase price of $630,000 (approximately RMB 4,000,000). The shares purchased pursuant to the Stock Purchase Agreement are subject to a lock-up period of 5 years. On January 20, 2012 and February 7, 2012, the Company received cash in the amount of $299,851 and $69,900, respectively, for the stock subscription. An investment advance in the amount of $100,000 from Mrs. Ba has been converted as part of the consideration of the stock subscription. Additionally, $160,249 paid by Mrs. Ba on behalf of the Company for its operating expenses was also converted to the Company’s common stock.

As of June 30, 2012, the Company has a payable in the amount of $68,078 to Ms. Ba for the advances to BEIJING for the period from January to June 2012.

Mr. Chenxi Shi, the Chief Financial Officer and Director of the Company, makes advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing. As of June 30, 2012 and 2011, the Company had payables to Mr. Chen Xi Shi in the amount of $25,920 and $30,033, respectively.

Note 5 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating losses	$172,000	$68,000

Total deferred tax assets	172,000	68,000
Less: valuation allowance	(172,000)	(68,000)

Deferred tax assets, net	$-	$-

As of June 30, 2012, for U.S. federal income tax reporting purposes, the Company has approximately $505,000 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2025. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

Note 6 – Commitment and Contingencies

The Company leases three office spaces for different terms under long-term, non-cancelable operating lease agreements. Monthly rent ranges from $780 to $8,151 and deposits range from $4,000 to $16,302. The leases expire at various dates through 2016 and provide for renewal options ranging from twenty-six months to three years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending June 30	Amounts

2013	$128,595
2014	79,689
2015	30,783
2016	30,783
2017 and thereafter	10,261

Total	$280,111

The lease commenced on November 11, 2011 provides for escalated lease payments through the five-year term, which expires on October 31, 2016. The Company has recorded accrued liabilities of $5,554 related to this lease as of June 30, 2012.

For the years ended June 30, 2012 and 2011, the Company recorded rent expense of $127,280 and $0, respectively.