Form 10-Q
period 2012-09-30
W&E Source Corp.
filed 2012-11-19
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012 or

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
47,900,000 shares of common stock issued and outstanding as of November 13, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp.
(Formerly News of China Inc.)
Unaudited Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2012	2012
Assets	(Unaudited)
Current assets:
Cash	$55,280	$327,215
Accounts receivable	533	1,380
Prepaid expense	-	24,453
Total current assets	55,813	353,048

Property, plant & equipment, net	31,464	34,841
Deposits	37,686	35,035

Total assets	$124,963	$422,924

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$11,556	$16,842
Accounts payable, related parties	-	612
Advances from related parties	157,736	93,998
Customer deposits	-	8,225
Total current liabilities	169,292	119,677

Shareholders' equity (deficit):
Common stock, $0.0001 par value, 500,000,000 shares authorized, 47,900,000 shares issued and outstanding	4,790	4,790
Additional paid-in capital	803,226	803,226
Capital reserved	(301,000)	-
Accumulated other comprehensive income (loss)	(1,114)	400
Accumulated deficit	(550,231)	(505,169)
Total shareholders’ equity (deficit)	(44,329)	303,247
Total liabilities and shareholders’ equity (deficit)	$124,963	$422,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

W&E Source Corp.
(Formerly News of China Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended September 30, 2012 and 2011
(Unaudited)

	September 30,	September 30,
	2012	2011
	(Unaudited)	(Unaudited)

Revenues	$7,085	$-
Operating expenses:
General and administrative expenses	52,738	9,887
Total operating expenses	52,738	9,887
Operating loss	(45,653)	(9,887)

Other income (expense):
Interest income	21	-
Foreign currency exchange gain (loss)	570	(69)
Total other income (expense)	591	(69)
Net loss	(45,062)	(9,956)
Other comprehensive loss:
Cumulative foreign currency translation adjustment	(1,513)	(22)

Comprehensive loss	$(46,575)	$(9,978)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	47,900,000	25,900,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

W&E Source Corp.
(Formerly News of China Inc.)
Statements of Cash Flows
(Unaudited)

		For the three
	For the three	months
	months ended	ended
	September	September
	30,	30,
	2012	2011

Cash flows from:
Operating activities
Net loss	$(45,062)	$(9,956)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	3,377	-

Changes in operating assets and liabilities:
Decrease in prepaid expenses	24,453	-
Decrease in accounts receivable	847	-
Increase in deposits	(2,651)	-
Decrease in accounts payable and accrued liabilities	(5,897)	166
Decrease in customer deposits	(8,225)	-
Cash used in operating activities	(33,158)	(9,790)

Financing activities
Capital reserved	(301,000)	-
Advances from related parties	63,738	-
Cash used in financing activities	(237,262)	-

Cumulative translation adjustment	(1,515)	(22)

Net Change in cash	(271,935)	(9,812)
Beginning of period	327,215	14,013
End of period	$55,280	$4,201

Supplemental Information:
Income tax paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements

Note 1 – Organization, Nature of Operations and Basis of Presentation

W&E Source Corp. (“the Company”) was incorporated in the State of Delaware on October 11, 2005 and is based in Montréal, Québec, Canada. The Company is providing air ticket reservations, hotel reservations and other travel related services.

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

During the quarter ended March 31, 2012, the Company incorporated a company named Airchn Travel (Beijing) Inc. (“ATBI”) in Beijing, China. ATBI is also a wholly owned subsidiary of ATGI. ATBI has a similar business segment as ATGI.

Note 2 – Summary of Significant Accounting Policies

a. Basis of presentation. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars. These unaudited financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the U.S. Securities and Exchange Commission.

b. Foreign currency translation. ATCI's and ATBI’s functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders’ deficit.

c. Principles of consolidation. The unaudited consolidated statements include the accounts of the Company and its wholly owned subsidiaries, ATGI, ATCI and ATBI. All inter-company transactions and balances were eliminated.

d. Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

e. Loss per share. Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2012 and 2011.

f. Revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue, which primarily consists of commission fees from air ticketing and hotel booking operations, is recognized as tickets and hotels are booked, and is recorded on a net basis (that is, the amount billed to a customer less the amount paid to a supplier) as the Company acts as an agent in these transactions.

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

h. Property and equipment. Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years.

i. Income taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Company’s net operating losses carryforwards are subject to Section 382 limitation.

j. Recently issued accounting pronouncements. The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations, financial position, or cash flows of the Company.

Note 3 – Going Concern

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $550,231, and a net loss for the quarter ended September 30, 2012 and 2011 of $45,062 and $9,956, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 4- Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $11,557 consists auditing fee payable of $2,000, accounting fee payable of $1,120, salaries payable of $6,421 and credit card payable of $2,016.

Note 5 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). Mr. Chen Xi Shi is the Chief Financial Officer and Director of the Company. The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing.

At September 30, 2012, the Company owes related parties a total of $157,736 for advances and operating expenses paid by them on behalf of ATCI, ATGI and ATBI.

Note 6 – Commitment and Contingencies

The Company leases three office spaces for different terms under long-term, non-cancelable operating lease agreements. Monthly rent ranges from $780 to $8,151 and deposit ranges from $4,000 to $16,302. The leases expire at various dates through 2016 and provide for renewal options ranging from twenty-six months to three years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending September 30	Amounts

2013	$128,796 -
2014	56,194
2015	32,524
2016	33,335
2017 and thereafter	2,784

Total	$253,633

For the three months ended September 30, 2012 and 2011, the Company recorded a rent expense of $28,788 and $0, respectively.

Note 7 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of September 30 and June 30, 2012, 47,900,000 shares of common stock were issued and outstanding.

Note 8 – Capital Reserved

The Company made a capital reserved deposit at Bank of China for required registration capital of ATBI in accordance with PRC Laws. At September 30, 2012, the amount held for capital reserved was $301,000 and recorded as a contra account of equity.

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

Results of Operations
The following summary of our results of operations should be read in conjunction with our audited financial statements for the quarters ended September 30, 2012 and 2011. We had no significant operation for the quarter ended September 30, 2011, therefore there were no comparable historical data for the three months ended September 30, 2011.

Quarters Ended September 30, 2012 and 2011:

	September 30,	September 30,
	2012	2011
Revenues	$7,085	$-

Expenses
General and administrative expenses	49,361	9,887
Depreciation expenses	3,377	-
Interest (income)	(21)	-
Foreign currency exchange loss(gain)	(570)	69
Net loss	$(45,062)	$(9,956)

Revenues

We have generated total revenues of $7,085 from operations during the quarter ended September 30, 2012.

General and administrative expenses

General and administrative expenses for the quarter ended September 30, 2012 increased by $39,474 compared with the same period in 2011 primarily because of the monthly rent incurred for the new office spaces.

Net loss

We had net losses of $45,062 and $9,956 for the quarters ended September 30, 2012 and 2011, respectively, and had an accumulated deficit of $550,231 since the inception of our business.

Liquidity and Capital Resources

Our financial conditions for the quarters ended September 30, 2012 and 2011 are summarized as follows:

Working Capital

	September 30,	September 30,
	2012	2011
Current Assets	$55,813	$4,201
Current Liabilities	(169,292)	(6,044)
Working Capital	$113,479	$(1,843)

Our working capital significantly increased from deficit to assets since the previous year because we started to generated revenues and also in 2012 we received cash from issuance of common stock to our CEO.

Cash Flows

	September 30,	September 30,
	2012	2011
Cash used in operating activities	$(33,158)	$(9,790)
Cash used in investing activities	-	-
Cash provided by financing activities	(237,262)	-
Cumulative translation adjustment	(1,515)	(22)
Net increase (decrease) in cash	$(271,935)	$(9,812)

Cash Used in Operating Activities

For the quarter ended September 30, 2012, our cash used in operating activities increased by $23,368 from $9,790 compared with previous year. The increase is mainly due to general and administrative expenses incurred to run our operations.

Cash Provided by Financing Activities

For the quarter ended September 30, 2012, the amount of advances received from shareholders and related parties are $63,738.

The Company made a capital reserved deposit at Bank of China for required registration capital of ATBI in accordance with PRC Laws. At September 30, 2012, the amount held for capital reserved was $301,000.

Cash Requirements

Over the next 12-months ending September 30, 2013, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$350,000
Professional fees	25,000
Foreign currency exchange loss	5,000
Total	$380,000

Management believes that our company’s cash will be sufficient to meet our working capital requirements for the next 12 month period for our company has already successfully raised the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next 12 months primarily through the private placement of our equity securities.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2012 Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of our fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2012. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2012 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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
Date: November 19, 2012

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting
Officer
Date: November 19, 2012