Form 10-Q
period 2012-12-31
W&E Source Corp.
filed 2013-02-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,900,000 shares of common stock issued and outstanding as of February 12, 2013.

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp.
(Formerly News of China, Inc.)
Condensed Consolidated Balance Sheets

		As Restated
	December 31,	June 30,
	2012	2012
	(Unaudited)
ASSETS
Current Assets

Cash	$355,599	$327,215
Accounts receivable	298	1,380
Prepaid expenses	-	24,453

Total current assets	355,897	353,048

Deposit	35,420	35,035
Equipment, net	28,093	34,841

Total Assets	419,410	422,924

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$4,975	$16,842
Accounts payable, related parties	-	612
Advances from related parties	232,829	93,998
Customer deposits	9,466	(2,365)

Total Liabilities	247,270	109,087

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.0001 par value, 47,900,000 issued, 500,000,000 shares authorized	4,790	4,790

Additional Paid-in Capital	803,226	803,226

Accumulated Deficit	(634,777)	(494,579)

Accumulated other comprehensive income (loss)	(1,098)	400

Total Stockholders’ Equity	172,140	313,837

Total Liabilities and Stockholders’ Equity	$419,410	$422,924

The accompanying notes are in an integral part of these condensed consolidated financial statements

W&E Source Corp.
(Formerly News of China, Inc.)
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Three Months Ended December 31, 2012		Three Months Ended December 31, 2011	Six Months Ended December 31, 2012		As Restated Six Months Ended December 31, 2011

Revenue	$4,584	$		$11,669	$
Operating expenses
General and administrative	88,719		39,275	152,047		49,162
Total operating expenses	88,719		39,275	152,047		49,162

Other income (expenses)
Interest income	-		-	21		-
Exchange loss	-		-	-		-
Total other income (expense)	-		-	21		-

Net loss	(84,135)		(39,275)	(140,357)		(49,162)

Other comprehensive income
Cumulative foreign currency translation adjustment	(397)		79	(1,340)		(12)

Comprehensive loss	$(84,532)		$(39,196)	$(141,696)		$(49,174)

Net Loss Per Share – Basic and Diluted	(0.00)		(0.00)	(0.00)		(0.00)

Weighted Average Shares Outstanding	47,900,000		25,900,000	47,900,000		25,900,000

The accompanying notes are in an integral part of these condensed consolidated financial statements

W&E Source Corp.
(Formerly News of China, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended	Ended
	December 31, 2012	December 31, 2011
Cash flows from operating
Net loss	$(140,357)	(49,162)
Adjustment to reconcile net loss		(349)
Amortization net cash used in operating	6,715
Foreign Currency Exchange Loss	158	(69)
Stock-Based Compensation	-

Changes in operating assets and liabilities:	-
Prepaid expenses and deposits	24,469	(992)
Accounts Receivable	(19)	(161)
Commision Receivable	743
Inventory	-
Accounts Payable and Accrued Liabilities	(11,540)	3,489
Customer Deposits	11,661	(4,000)
Due to related parties	-	6,769
Net cash used in operating activities	(108,170)	(44,126)

Cash flows from investing activities
Purchase of equipment and furniture	108
Long Term Investment	-
Capitalized software development	-
Incorporation costs	-
Net cash provided by investing activities	108

Cash flows from financing activities
Proceeds from related party	136,876	100,000
Repayment of Loans Payable, shareholders		(4,113)
Capital Reserved	-
Issuance of Common stock	-

Net cash provided by financing activities	136,876	95,887
Effect of exchange rate changes on cash	(431)	57
Increase (Decrease) In Cash	28,384	51,818

Cash – Beginning of Period	327,215	14,013

Cash – End of Period	$355,599	65,831

The accompanying notes are in an integral part of these condensed consolidated financial statements

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Condensed Consolidated Financial Statements
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

On December 15, 2012, Airchin Travel (Beijing) Inc., a wholly owned subsidiary of W&E Source Corp. (the “Company”), entered into the Share Purchase Agreement (the “Agreement”) with Mr. Wu Hao (the “Seller”), a majority shareholder of Chengdu Baopiao Internet Co., Ltd. (“Baopiao”), to acquire part of his ownership in Baopiao which equals 51% of all issued and outstanding stock of Baopiao (the “Shares”).

The Company paid for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller’s debt to Baopiao in the amount of RMB1,800,000 (approximately US$289,000) (the “Debt”). According to the terms of the Agreement, the Company would assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company would pay Baopiao RMB200,000 as repayment of the Debt and satisfy the remaining Debt of RMB1,600,000 within 20 day from the execution of the Agreement.

Also pursuant to the Agreement, the Seller would provide guaranties that other than the information including financial statements provided to the Company, Baopiao did not have any other debts, and no third party had any rights or liens on the assets of Baopiao. The Seller and Baopiao would also indemnify the Company against any damages, liabilities, losses and expenses which the Company may sustain or suffer due to any breach of the guaranties made by the Seller or Baopiao.

Baopiao had obtained the necessary shareholder approval for the transfer of the Shares and would register the transfer of the Shares with the applicable State Administration for Industry and Commerce within three days from the date of the Agreement.

In connection with the Agreement, the Company also entered into an agreement with the Seller and Baopiao that as an incentive for the management team of Baopiao, the Company would reserve up to 26 million shares of its common stock for issuance to the Baopiao employees upon achievement of certain milestones over the next three years.

The Share Purchase Agreement with Mr. Wu Hao was not completed in January, 2013 and both the Company and Mr. Wu Hao agreed to terminate the agreement entered on December 15, 2012. The agreement to reserve and issue Baopiao employee the Company’s stock as an incentive was also terminated as a result.

Note 2 – Restatement

A prior period adjustment was made to the June 30, 2012 audited financial statements for an accounting error. The Company recorded in error the cash transfer of customer deposits to its travel services provider as travel expenses incurred by the Company. The cash transfer should not have been recorded to the statement of operations for the year ended June 30, 2012.

	As Originally		Effect on	Effect on
Item	Reported	As Restated	Earnings	Net Equity

Balance Sheet
Customer Deposit	8,225	(2,365)	10,590	10,590
Accumulated Deficit	(505,169)	(494,579)

Statement of Operations
Travel expense	11,271	681	10,590	10,590

Note 3 – Summary of Significant Accounting Policies

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

e. Loss per share. Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2012 and 2011.

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

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2012 and June 30, 2012, we have no cash equivalents.

h. Equipment. Equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years.

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

k. Going Concern. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $634,777, and a net loss for the six months ended December 31, 2012 and 2011 of $140,357 and $49,162, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $ 4,975 consists of rent payable of $2,975.18 and audit fee payable of $2,000. Note 4 – Related Parties

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

At December 31, 2012, the Company owes related parties a total of $232,829 for advances and operating expenses paid by them on behalf of ATCI, ATGI and ATBI.

Note 5 – Commitment and Contingencies

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

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending December 31	Amounts

2013	$160,740
2014	62,928
2015	38,475
2016	33,345
2017 and thereafter	-

Total	$295,488

For the six months ended December 31, 2012 and 2011, the Company recorded a rent expense of $64,977 and $0, respectively.

Note 6 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of December 31 and June 30, 2012, 47,900,000 shares of common stock were issued and outstanding.

Note 7 – Subsequent Event

The Share Purchase Agreement with Mr. Wu Hao is not completed in January, 2013 and both the Company and Mr. Wu Hao agreed to terminate the agreement entered on December 15, 2012.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “W&E Source Corp.”, “the Company” means W&E Source Corp., unless otherwise indicated.

Corporate Overview

We were incorporated in Delaware on October 11, 2005. Our principal business was to provide an online financial media outlet for researching China-related stocks. This media outlet provided financial news and commentary, online video broadcasting, and other information for researching China-related stocks. China-related stocks refer to the stocks issued by companies whose main operations are located in China. However, due to our online financial media outlet software problems and other difficulties, we were not able to achieve the milestones we set to fully implement our business operations in online financial media outlet for researching China-related stocks.

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

We have set up three subsidiaries, Airchn Travel Globla, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future.

We are engaged in services such as, airline and cruise ticketing, customized and packaged tours, travel blogs, travel magazines, sales of travel related merchandise, group hotel reservations, business travel arrangements, conference travel arrangements, car rental and admission ticket sale for local tourist attractions.

As per of our new business plan, we will continue to explore other business growth opportunities, regardless of industry, in order to diversify our business operations and investments.

In order to reflect our new business plan better, on January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name from New of China, Inc. to W&E Source Corp. In connection the name change, our listing symbol on the OTCQB also changed from “NWCH” to “WESC.” Our new website which is currently under construction can be accessed at www.wescus.com . In addition, the Company also increased its total authorized shares to 500,000,000 to anticipate future financing through the issuance of our equity or convertible debt to finance our business.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the six months ended December 31, 2012 and 2011.

Three Months Ended December 31, 2012 and 2011.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2012	2011
Revenues	$4,584	$-

Expenses
General and administrative expenses	88,719	39,275
Depreciation expenses	-	-
Interest (income)	-	-
Foreign currency exchange loss(gain)	397	79
Net loss	$(84,532)	$(39,196)

Revenues

We have generated total revenues of $4,584 from operations during the three months ended December 31, 2012. We did not generate any revenue for the same period in 2011 and therefore there was no data for comparison.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2012 increased by $49,444 or 126% compared with the same period in 2011 primarily because of the salaries and wages expenses and monthly rent incurred for the new office spaces.

Net loss

We had net losses of $84,532 and $39,196 for the three months ended December 31, 2012 and 2011, respectively, an increase of 116%, and had an accumulated deficit of $634,778 since the inception of our business. The increase in net loss is mainly attributable to general and administrative expenses discussed above.

Six Months Ended December 31, 2012 and 2011:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2012	2011
Revenues	$11,669	$-

Expenses
General and administrative expenses	145,332	49,162
Depreciation expenses	6,715	-
Interest (income)	(21)	-
Foreign currency exchange loss(gain)	(1,340)	(12)
Net loss	$(141,696)	$(49,174)

Revenues

We have generated total revenues of $11,669 from operations during the six months ended December 31, 2012. We did not generate any revenue for the same period in 2011 and therefore there was no data for comparison.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2012 increased by $96,170 or 196%, compared with the same period in 2011 primarily because of the salaries and wages expenses and monthly rent incurred for the new office spaces.

Net loss

We had net losses of $140,357 and $49,162 for the six months ended December 31, 2012 and 2011, respectively, an increase of 185% and had an accumulated deficit of $634,777 since the inception of our business. The increase in net loss is mainly attributable to general and administrative expenses discussed above.

Liquidity and Capital Resources

Our financial conditions for the six months ended December 31, 2012 and 2011 are summarized as follows:

Working Capital
	December 31,	December 31,
	2012	2011
Current Assets	$355,897	$66,984
Current Liabilities	(247,270)	(142,056)
Working Capital	$108,627	$(75,072)

Our working capital significantly increased from deficit to assets since the previous year because we started to generated revenues and also in 2012 we received cash from issuance of common stock to our CEO.

Cash Flows
	December 31,	December 31,
	2012	2011
Cash used in operating activities	$(108,170)	$(44,126)
Cash provided by investing activities	108	-
Cash provided by financing activities	136,876	95,887
Cumulative translation adjustment	(431)	57
Net increase (decrease) in cash	$28,384	$51,818

Cash Used in Operating Activities

For the six months ended December 31, 2012, our cash used in operating activities increased by $64,044 from $ 44,126 compared with previous year. The increase is mainly due to general and administrative expenses incurred to run our operations.

Cash Used in Investing Activities

For the six months ended December 31, 2012, we made a reversion for furniture and some office equipment in the amount of $108 due to the over record in the previous quarter.

Cash Provided by Financing Activities

For the six months ended December 31, 2012, the amount of advances received from shareholders and related parties are $136,876 .

Cash Requirements

Over the next 12-months ending December 31, 2013, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$360,000
Professional fees	28,000
Foreign currency exchange loss	5,000
Total	$393,000

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarter report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarter report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We previously disclosed in our current report on Form 8-K that the Company in connection with the acquisition of Baopiao authorized to reserve up to 26 million shares of its common stock for issuance as incentive for the employees of Baoqiao. However, the acquisition of Baopiao was not completed and all related agreements have since been terminated, including the agreement to reserve and issue the incentive shares discussed above.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

The Share Purchase Agreement with Mr. Wu Hao is not completed in January 2013 and both the Company and Mr. Wu Hao agreed to terminate the agreement entered into on December 15, 2012.

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
Date: February 14, 2013

/s/ Chenxi Shi
Chenxi Shi
CFO and Director
Principal Financial Officer and Principal Accounting
Officer
Date: February 14, 2013