Form 10-Q
period 2013-03-31
W&E Source Corp.
filed 2013-05-15
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes [   ]     No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,900,000 shares of common stock issued and outstanding as of May 13, 2013.

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp.
(Formerly News of China, Inc.)
Condensed Consolidated Balance Sheets

		As Restated
	March 31, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current Assets
Cash	$317,313	$327,215
Accounts receivable	-	1,380
Prepaid expenses	-	24,453

Total current assets	317,313	353,048

Security deposit	35,283	35,035
Equipment, net	24,986	34,841

Total Asset	377,582	422,924

LIABILITY AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$6,883	$16,842
Accounts payable, related parties	-	612
Advances from related parties	262,613	93,998
Customer deposits	10,369	(2,365)
Total liabilities	279,865	109,087

Commitments and Contingencies

Stockholders’ Equity

Common Stock, $0.0001 par value, 47,900,000 issued,
500,000,000 shares authorized	4,790	4,790

Additional paid-in capital	803,226	803,226
Accumulated deficit	(711,506)	(494,579)
Accumulated other comprehensive income (loss)	1,207	400
Total Stockholders’ Equity	97,716	313,837
Total Liability and Stockholders’ Equity	$377,582	$422,924

(The accompanying notes are an integral part of these financial statements)

W&E Source Corp.
(Formerly News of China, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	For the	For the	For the	For the
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenue	4,569		16,238
Gross profit	4,569		16,238

Expenses
General and administrative	78,403	164,050	23,450	213,212

Total Expenses	78,403	164,050	230,450	213,212
Other Income (Expenses)
Interest Income	-	14	21	14
Exchange Loss	(2,895)		(2737)	(69)

Total Other Income (Expense)	(2,895)	14	(2,715)	(55)
Net Loss Before Income Tax Expense
	(76,729)	(164,036)	(216,928)	(213,267)
Income Tax Expense, Net of Income Tax
Benefit
Net Loss
	(76,729)	(164,036)	(216,928)	(213,267)
Other Comprehensive Income
Foreign Currency Translation
Adjustment	808	296	(1,198)	353

Comprehensive Income	(75,921)	(163,740)	(218,126)	(212,914)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.01)
Weighted Average Shares Outstanding
	47,900,000	33,113,115	47,900,000	30,700,000

(The accompanying notes are an integral part of these financial statements)

W&E Source Corp.
(Formerly News of China, Inc.)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	March 31, 2013	March 31, 2012
Operating Activities
Net loss	(216,928)	(213,267)
Adjustment to reconcile net loss to net cash used in
operating activities:
Amortization	10,118	2,248

Changes in operating assets and liabilities:
Prepaid expenses and deposits	24,561	(25,445)
Accounts receivable	(19)	(452)
Commission receivable	743	-
Accounts payable and accrued liabilities	(13,209)	7,903
Customer deposits	12,751	(20,302)
Due to related parties	-	7,824
Net Cash (Used for) by Operating Activities	(181,983)	(241,491)
Investing Activities
Purchase of equipment and furniture	108	(40,460)

Net Cash (Used for) Provided by Investing Activities	108	(40,460)
Cash flows from financing activities
Proceeds from related party	166,859	35,433
Proceeds from advances-related parties	-	(4,113)

Issuance of Common stock	-	630,000
Net Cash Provided by Financing Activities	166,859	661,320

Effect of exchange rate changes on cash	5,113	353
Increase (Decrease) In Cash	(9,903)	379,722
Cash – Beginning of Period	327,215	14,013

Cash – End of Period	317,313	393,735

Supplemental Schedule of Cash Flows Disclosures
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these financial statements)

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

The Company will pay for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller’s debt to Baopiao in the amount of RMB1,800,000 (approximately US$289,000) (the “Debt”). According to the terms of the Agreement, the Company will assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company will paid Baopiao RMB200,000 as repayment of the Debt and satisfy the remaining Debt of RMB1,600,000 within 20 day from the execution of the Agreement.

Also pursuant to the Agreement, the Seller will provided guaranties that other than the information including financial statements provided to the Company, Baopiao does not have any other debts, and no third party has any rights or liens on the assets of Baopiao. The Seller and Baopiao will also indemnify the Company against any damages, liabilities, losses and expenses which the Company may sustain or suffer due to any breach of the guaranties made by the Seller or Baopiao.

Baopiao has obtained the necessary shareholder approval for the transfer of the Shares and will register the transfer of the Shares with the applicable State Administration for Industry and Commerce within three days from the date of the Agreement.

In connection with the Agreement, the Company also entered into an agreement with the Seller and Baopiao that as an incentive for the management team of Baopiao, the Company will reserve up to 26 million shares of its common stock for issuance to the Baopiao employees upon achievement of certain milestones over the next three years.

The Share Purchase Agreement with Mr. Wu Hao is not completed in January, 2013 and both the Company and Mr. Wu Hao agreed to terminate the agreement entered on December 15, 2012.

Note 2 – Restatement

A prior period adjustment was made to the June 30, 2012 financial statements for an accounting error. The Company recorded in error the cash transfer of customer deposits to its travel services provider as travel expenses incurred by the Company.

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

e. Loss per share. Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at March 31, 2013 and 2012.

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

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2013 and June 30, 2012, we have no cash equivalents.

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

k. Going Concern. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $711,506, and a net loss for the nine months ended March 31, 2013 and 2012 of $216,928 and $212,914, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $6,883 consists of accounting fee payable of $1,550, rent payable of $2,362, payroll payable of $2,040, GST payable of $93, audit fee payable of $2,000, and payment of BMO Master Card payable of $1,162.

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

At March 31, 2013, the Company owes related parties a total of $262,612 for advances and operating expenses paid by them on behalf of ATCI, ATGI and ATBI.

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

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending December 31	Amounts

2013	$120,555
2014	62,928
2015	38,475
2016	33,345
2017 and thereafter	-

Total	$255,303

For the nine months ended March 31, 2013 and 2012, the Company recorded a rent expense of $98,632 and $8,926, respectively.

Note 7 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of March 31, 2013 and June 30, 2012, 47,900,000 shares of common stock were issued and outstanding.

Note 8 – Subsequent Event

Mr. Chenxi Shi resigned as the Company’s CFO and director effective May 13, 2013. The Company’s Board of Directors has appointed our current CEO to the position of the Company’s CFO effective on the same date.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the three and nine months ended March 31, 2013 and 2012.

Three Months Ended March 31, 2013 and 2012.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
Revenues	$4,569	$-

Expenses
General and administrative expenses	78,403	164,050
Depreciation expenses	-	-
Interest (income)	-	-
Foreign currency exchange loss(gain)	808	296
Net loss	$(76,729)	$(164,036)

Revenues

We have generated total revenues of $4,569 from operations during the three months ended March 31, 2013. We did not generate any revenue for the same period in 2012 and therefore there was no data for comparison.

General and administrative expenses for the three months ended March 31, 2013 decreased by $85,647 or 52% compared with the same period in 2012 primarily because start-up expense of ATBI for the three months ended March 31, 2012 is large.

Net loss

We had net losses of $76,729 and $164,036 for the three months ended March 31, 2013 and 2012, respectively, an decrease of 53%, and had an accumulated deficit of $711,506 since the inception of our business. The increase in net loss is mainly attributable to general and administrative expenses discussed above.

Nine Months Ended March 31, 2013 and 2012:

	March 31,	March 31,
	2013	2012
Revenues	$16,238	$-

Expenses
General and administrative expenses	220,330	213,212
Depreciation expenses	10,120	69
Interest (income)	(21)	(14)
Foreign currency exchange loss(gain)	2,737	(353)
Net loss	$(216,928)	$(212,914)

Revenues

We have generated total revenues of $16,238 from operations during the nine months ended March 31, 2013. We did not generate any revenue for the same period in 2012 and therefore there was no data for comparison.

General and administrative expenses

General and administrative expenses for the nine months ended March 31, 2013 increased by $7,118 or 3%, compared with the same period in 2012 primarily because of the salaries and wages expenses and monthly rent incurred for the new office spaces.

Net loss

We had net losses of $216,928 and $212,914 for the nine months ended March 31, 2013 and 2012, respectively, an increase of $4,014 or approximately 2% and had an accumulated deficit of $711,506 since the inception of our business.

Liquidity and Capital Resources

Our financial conditions for the nine months ended March 31, 2013 and 2012 are summarized as follows:

Working Capital
	March 31,	March 31,
	2013	2012
Current Assets	$317,313	$419,632
Current Liabilities	(279,865)	(82,958)
Working Capital	$37,448	$336,674

Our working capital significantly decreased since the previous year because advances from related parties increased a lot.

Cash Flows

		March 31,		March 31,
		2013		2012
Cash used in operating activities	$	(181,983)	$	(241,491)
Cash provided by investing activities		108		(40,460)
Cash provided by financing activities		166,859		661,320
Cumulative translation adjustment		5,113		353
Net increase (decrease) in cash		$(9,903)		$379,722

Cash Used in Operating Activities

For the nine months ended March 31, 2013, our cash used in operating activities decreased by $59,508 from $241,491 compared with previous year. The decrease is mainly due to general and administrative expenses decrease.

Cash Used in Investing Activities

For the six months ended December 31, 2012, we made a reversion for furniture and some office equipment in the amount of $108 due to the over record in the previous quarter.

Cash Provided by Financing Activities

For the nine months ended March 31, 2013, the amount of advances received from shareholders and related parties are $166,859.

Cash Requirements

Over the next 12-months ending March 31, 2014, we anticipate that we will incur the following operating expenses:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Mr. Chenxi Shi resigned as the Company’s Chief Financial Officer effective May 13, 2013. Mr. Shi’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On May 13, 2013, the Board of Directors of the Company appointed the Company’s current Chief Executive Officer, Ms. Hong Ba, as Chief Financial Officer of the Company, effective immediately, to fill the vacancy created by Mr. Shi’s resignation.

Ms. Ba graduated from Taiyuan University Software in 1988. She had worked in China Eastern Airline from 1988. She has over 20 years of work experience in aviation marketing. Mrs. Ba has been working for Shanxi Jinyan Aviation Business Inc. as the president and a director from 2008 until she joined the Company in 2011.

Ms. Ba will not receive compensation for her services to the Company.

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

Date: May 15, 2013