Form 10-K
period 2013-06-30
W&E Source Corp.
filed 2013-11-01
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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
Yes [   ]     No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2012, was $690,000. All executive officers, directors and holders of 5% or more of our outstanding common stocks have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of October 31, 2013 there were 47,900,000 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding

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

Employees

As of June 30, 2013, we had seven employees, who are responsible for sales of the various travel products we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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

As of June 30, 2013, we had an accumulated deficit of $766,382. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

In their report dated accompanying this annual report, our independent auditors stated that our consolidated financial were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have losses from operations and an accumulated deficit. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our future success will depend in substantial part on the continual services of our senior management, including our President, Chief Executive Officer and Chief Financial Officer, Hong Ba. As a startup company, currently none of the senior management team draws salaries from our company. We do not carry key person life insurance on any of our officers or employees. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2013, the exchange rate between the Renminbi and the United States dollar was approximately 6.132 Renminbi to everyone United States dollar.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease three offices in Seattle, Vancouver and Beijing. Our office in Seattle is approximately 800 square feet and the annual lease is US$23,800, our Vancouver, Canada office is approximately 400 square feet with an annual lease of CA$9,600, and our office in Beijing, China is approximately 250 square meters and our annual lease is RMB616,000.

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

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2013 and 2012 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2013	$0.05	$0.01
March 31, 2013	$0.10	$0.05
December 31, 2012	$0.10	$0.02
September 30, 2012	$0.06	$0.02
June 30, 2012	$0.07	$0.06
March 31, 2012	$0.07	$0.07
December 31, 2011	$0.07	$0.07
September 30, 2011	$0.20	$0.07

Holders of our Common Stock

As of October 31, 2013, there were approximately 57 holders of record of our common stock. As of such date, 47,900,000 shares of common stock were issued and outstanding.

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

As at October 31, 2013, we had not adopted any equity compensation plan.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2013 and 2012.

Years Ended June 30, 2013 and 2012:

	June 30,	June 30,
	2013	2012
Revenues	$24,201	$3,649
Expenses
General and administrative expenses	279,315	308,889
Interest Income	(21)	0
Foreign currency exchange loss (gain)	6,120	69
Net loss	$(261,213)	$(305,309)

Revenues

We have generated total revenues of $24,201 from our operations during the year ended June 30, 2013 as compared to the year ended June 30, 2012 where we generated total revenues of $3,649 or an increase of 563%. The significant increase was due to the fact that we did not begin our tourism operation and generating revenue until the last quarter of the year ended June 30, 2012.

Expenses

General and administrative expenses for the year ended June 30, 2013 decreased by $29,574 or 2.8% compared with the same period in 2012. The higher expenses during 2012 was due to expenses associated with establishing our office in Beijing, which is not a recurring expense in 2013.

Net loss

We had net losses of $261,213 and $305,309 for the years ended June 30, 2013 and 2012, respectively, and had an accumulated deficit of $766,382 since the inception of our business.

Liquidity and Capital Resources

Our financial conditions for the years ended June 30, 2013 and 2012 are summarized as follows:

Working Capital

	June 30, 2013	June 30, 2012
Current Assets	$221,835	$353,048
Current Liabilities	(233,506)	(119,677)
Working Capital	$(11,671)	$233,371

Our working capital significantly decreased from assets to deficit since the previous year.

Cash Flows

	June 30, 2013	June 30, 2012
Cash used in operating activities	$(212,306)	$(340,757)
Cash used in investing activities	109	(40,460)
Cash provided by financing activities	105,690	695,696
Cumulative translation adjustment	1,128	(1,277)
Net increase (decrease) in cash	$(105,379)	$313,202

Cash Used in Operating Activities

For the year ended June 30, 2013, our cash used in operating activities decreased by $128,451 from $340,757 compared with previous year. The decrease is mainly due to general and administrative expenses decrease.

Cash Used in Investing Activities

For the year ended June 30, 2013, we returned furniture and some office equipment in the amount of $109 for our offices.

Cash Provided by Financing Activities

For the year ended June 30, 2013, we received $105,690 advances from related parties.

Cash Requirements

Over the next 12-months ending June 30, 2014, we anticipate that we will incur the following operating expenses:

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2013. Our management’s evaluation of our internal control over financial reporting was based on the framework in

Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2013 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

			Date First Elected or
Name	Position Held with our Company	Age	Appointed
Hong Ba(1)	Chief Executive Officer, Chief Financial Officer, and Director	46	August 1, 2011 September 1, 2011
Chenxi Shi(2)	Chief Financial Officer and Director	46	October 2005
Junjun Wu	Director	42	September 1, 2011

(1)	Ms. Ba was appointed as the Company’s Chief Financial Officer to replace Mr. Shi on May 13, 2013.
(2)	Mr. Shi resigned as the Company’s Chief Financial Officer and Director on May 13, 2013.

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

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2013. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed and will perform adequately the functions of a nominating committee. The directors who perform the functions of a nominating committee are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2013, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chenxi Shi(1) CFO and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Hong Ba(2) CEO and Director	2013 2012	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

1 Mr. Chen resigned as our CFO and director on May 13, 2013.
2 Ms. Ba was appointed as our CFO to replace Mr. Chen on May 13, 2013.

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2013, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2013, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2012, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Chenxi Shi(2)	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1) Mr. Shi resigned as our director on May 13, 2013.

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2013.

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

Aggregated Options Exercised in the Year Ended June 30, 2013 and Year End Option Values

As at June 30, 2013, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year end June 30, 2013 therefore no options were re-priced.

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
Officers and Directors
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
5% Beneficial Owner
common stock	Dong Chen 199 Taiyulu, Xiaodian District Taiyuan, Shanxi China	3,000,000 Direct	6.3%

Percentage of ownership is based on 47,900,000 shares of common stock issued and outstanding as of September 9, 2013. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). Mr. Chen Xi Shi is the former Chief Financial Officer and Director of the Company. The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing.

At June 30, 2013, the Company owes the above mentioned related parties a total of $199,996 for advances and operating expenses paid by them on behalf of ATCI, ATGI and ATBI.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2013 and 2012:

Services	2013	2012
Audit fees	$18,500	$17,000
Tax fees	--	--
All other fees	--	--
Total fees	$18,500	$17,000

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2013 and 2012 in connection with statutory and regulatory filings or engagements.

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

10.3	Stock Purchase Agreement dated as of January 23, 2012 by and between the Company and Hong Ba (incorporated by reference to an exhibit to the current report on Form 8-K filed on January 24, 2012)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(16)	Letter re change in certifying accountant
16.1	Letter dated October 13, 2011 from RSM Richter Chamberland LLP, Chartered Accountants (attached as an exhibit to our current report on Form 8-K filed on October 12, 2011)
(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W&E SOURCE CORP.

By:

/s/ Hong Ba
Hong Ba
CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: November 1, 2013

on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director
Date: November 1, 2013

/s/ Junjun Wu
Junjun Wu
Director
Date: November 1, 2013

W&E Source Corp. and Subsidiaries
Financial Statements
As of and for the years ended June 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
W&E Source Corp.

We have audited the accompanying consolidated balance sheet of W&E Source Corp and subsidiaries (the “Company”) as of June 30, 2013 and the related statement of operations, stockholder's equity and cash flows for the year ended June 30, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended June 30, 2012, were audited by other auditors; whose report dated October 10, 2012; express an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph about the Company’s ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. The audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2013, and the results of its operations and its cash flows for the year ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses since inception, has an accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, CA
October 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
W&E Source Corp.
(Formerly News of China Inc.)
Newark, Delaware

We have audited the accompanying consolidated balance sheet of W&E Source Corp. as of June 30, 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of W&E Source Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W&E Source Corp. as of June 30, 2012 and the result of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

October 10, 2012

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Balance Sheets

	June 30,	June 30,
	2013	2012

Assets
Current Assets
Cash	$221,835	$327,215
Accounts receivables	-	1,380
Prepaid expense	-	24,453
Total current assets	221,835	353,048

Property and equipment, net	21,860	34,841
Deposits	34,996	35,035

Total assets	$278,691	$422,924

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$10,654	$16,842
Accounts payable, related parties	-	612
Customer deposits	22,856	8,225
Advances from related parties	199,996	93,998
Total current liabilities	233,506	119,677

Shareholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 47,900,000 shares issued and outstanding	4,790	4,790
Additional paid-in capital	803,226	803,226
Accumulated other comprehensive income	3,551	400
Accumulated deficit	(766,382)	(505,169
Total shareholders’ equity	45,185	303,247
Total liabilities and shareholders’ equity	$278,691	$422,924

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2013 and 2012

	2013	2012

Revenues	$24,201	$3,649

Operating expenses
General and administrative expenses	279,315	308,889
Total operating expenses
	279,315	308,889
Loss from operation	(255,114)	(305,240)

Other income (expense)
Interest income	21	-
Foreign currency exchange (loss) gain	(6,120)	(69)
Total other income (expense)	(6,099)	(69)

Loss before income taxes	(261,213)	(305,309)
Provision for benefit from income taxes	-	-
Net loss	(261,213)	(305,309)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	3,151	(1,277)
Comprehensive loss	$(258,062)	$(306,586)

Weighted average number of shares outstanding - basic and diluted	47,900,000	34,976,503

Loss per share - basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders Equity
For the Years Ended June 30, 2013 and 2012

					Accumulated		Total
			Additional	Capital	other		shareholders'
	Common stock		paid-In	Reserved	comprehensive	Accumulated	equity
	Shares	Amount	capital	capital	income	deficit	(deficit)

Balance at June 30, 2011	25,900,000	2,590	173,695		1,677	(199,860)	(21,898)
Issue of common shares	22,000,000	2,200	627,800				630,000
Donated capital			1,731				1,731
Foreign currency translation adjustment					(1,277)		(1,277)
Net loss						(305,309)	(305,309)

Balance at June 30, 2012	47,900,000	4,790	803,226		400	(505,169)	303,247

Capital reserved				(301,000)			(301,000)

Capital reserved				301,000			301,000

Foreign currency translation adjustment					3,151		3,151

Net loss						(261,213)	(261,213)

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2013 and 2012

	2013	2012

Operating Activities
Net loss	$(261,213)	$(305,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,571	5,619

Change in operating assets and liabilities:
Decrease in accounts receivables	723	(1,380)
Decrease (increase) in prepaid expenses	24,700	(24,453)
Decrease (increase) in deposits	-	(35,035)
Increase (decrease) in accounts payable and accrued liabilities	(5,048)	10,964
Increase in accounts payable, related parties	-	612
Increase in customer deposits	14,961	8,225

Net cash used in operating activities	(212,306)	(340,757)

Investing Activities
Purchases of property & equipment	-	(40,460)
Proceeds from return of equipment	109	-

Net cash used in investing activities	109	(40,460)

Financing Activities
Proceeds from advances - related parties	105,690	63,965
Proceeds from capital stock issuance	-	630,000
Donated capital		1,731
	-
Net cash provided by financing activities	105,690	695,696

Cumulative translation adjustment	1,128	(1,277)

Net change in cash		313,202
	(105,379)
Beginning of period		14,013
	327,215
End of period	$221,835	$327,215

Supplemental cash flows information
Income tax paid	-	-
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements

Note 1 – Organization and Nature of Operations

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

The Company will pay for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller’s debt to Baopiao in the amount of RMB1,800,000 (approximately US $289,000) (the “Debt”). According to the terms of the Agreement, the Company will assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company will paid Baopiao RMB200,000 as repayment of the Debt and satisfy the remaining Debt of RMB1,600,000 within 20 days from the execution of the Agreement.

Also pursuant to the Agreement, the Seller will provide guaranties that other than the information including financial statements provided to the Company, Baopiao does not have any other debts, and no third party has any rights or liens on the assets of Baopiao. The Seller and Baopiao will also indemnify the Company against any damages, liabilities, losses and expenses which the Company may sustain or suffer due to any breach of the guaranties made by the Seller or Baopiao.

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

Note 2 – Summary of Significant Accounting Policies

a. Basis of presentation. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The consolidated financial statements are expressed in U.S. dollars.

b. Foreign currency translation. ATCI's and ATBI’s functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders’ equity.

c. Principles of consolidation. The consolidated statements include the accounts of the Company and its wholly owned subsidiaries, ATGI, ATCI and ATBI. All inter-company transactions and balances were eliminated.

d. Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expense during the period. Actual results could differ from those estimates.

e. Loss per share. Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2013 and 2012.

f. Revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue, which primarily consists of commission fees from air ticketing and hotel booking operations, is recognized as tickets and hotels are booked and non-cancellable, and is recorded on a net basis (that is, the amount billed to a customer less the amount paid to a supplier) as the Company acts as an agent in these transactions.

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2013 and 2012, we have no cash equivalents.

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

j. Recently issued accounting pronouncements. The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the consolidated results of operations, financial position, or cash flows of the Company.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $766,382, and a net loss for each of the years ended June 30, 2013 and 2012 of $261,213 and $305,309, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current action to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $10,654 as of June 30, 2013 consists of accounting fee payable of $2,377, rent payable of $4,564, payroll payable of $2,765, GST payable of $20, and payment of BMO Master Card payable of $929.

Note 5 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). Mr. Chen Xi Shi is the former Chief Financial Officer and Director of the Company. The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing.

At June 30, 2013, the Company owes related parties a total of $199,996 for advances and operating expenses paid by them on behalf of ATCI, ATGI and ATBI.

Note 6 – Income Taxes

United States of America

The Company and its subsidiary are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.

Canada

The Company’s subsidiary, Airchn Travel (Canada) Inc. is incorporated in British Columbia in Canada. It is subject to income taxes on income arising in, or derived from, the tax jurisdiction in British Columbia it operates. The basic federal rate of Part I tax is 38% of taxable income, 28% after federal tax abatement. After the general tax reduction, the net federal tax rate is 18% effective January 1, 2010; 16.5% effective January 1, 2011; 15% effective January 1, 2012. The provincial and territorial lower and higher tax rates in British Columbia are 2.5% and 10%, respectively. Other than income tax, Airchn Travel (Canada) Inc. is GST registrants who make taxable services in British Columbia and collect tax at the 5% GST rate on taxable services.

People’s Republic of China

The Company’s subsidiary, Airchn Travel (Beijing) Inc. is incorporated in Beijing in China. It is subject to PRC tax laws. Prior to January 1, 2008, PRC enterprise income tax (“EIT”) was generally assessed at the rate of 33% of taxable income. In March 2007, a new enterprise income tax law (the “New EIT Law”) in the PRC was enacted which was effective on January 1, 2008. The New EIT Law generally applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises.

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2012	June 30, 2013

United States of America	$(247,200)	$(79,131)
Canada	(105,000)	(58,568)
People's Republic of China	(152,800)	(123,384)
Loss before income taxes	$(505,000)	$(261,203)

The components of deferred taxes assets at June 30:

	2012	2013

USA net operating losses	$119,100	$26,905
Canada net operating losses	14,700	7,907
PRC net operating losses	38,200	33,526
Deferred tax assets, net	172,000	68,338
Less: valuation allowance	(172,000)	(68,338)
Deferred tax assets, net	$-	$-

As of June 30, 2013, the Company has an accumulated deficit of $766,382 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2012 and 2013, there were no tax penalties or interest.

Note 7 – Commitment and Contingencies

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

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending December 31	Amounts

2013	$84,555
2014	62,928
2015	38,475
2016	33,345
2017 and thereafter	-

Total	$219,303

For each of the year ended June 30, 2013 and 2012, the Company recorded a rent expense of $132,216 and $127,280, respectively..

Note 8 – Common Stock

On January 23, 2012, the Company entered into a subscription agreement with the significant shareholder Hong Ba, for the sale of 22,000,000 common shares for $630,000 from cash received and expense paid on behalf by Hong Ba. Subsequent to the sale, Hong Ba owns 22,000,000 common shares which represent 45.9% of the issued and outstanding shares of the Company.

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2013 and June 30, 2012, 47,900,000 shares of common stock were issued and outstanding.