Form 10-Q
period 2013-09-30
W&E Source Corp.
filed 2013-11-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,900,000 shares of common stock issued and outstanding as of November 12, 2013.

ITEM 1. FINANCIAL STATEMENTS

Board of Directors and Stockholders
W&E Source Corporation

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheets of W&E Source Corporation as of September 30, 2013 and June 30, 2013 and the related statements of income, stockholders' equity, and cash flows for the three month periods ended September 30, 2013 and June 30, 2013. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3-K to the financial statements, the Company has incurred substantial losses which raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The June 30, 2013 financial statements of W&E Source Corporation were audited by other Accountants whose report dated 10/15/2013, expressed an unqualified opinion on those financial statements.

San Mateo, California	WWC, P.C.
November 7, 2013	Certified Public Accountants

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Balance Sheets
(Unaudited)

	At September 30,	At June 30,

	2013	2013
ASSETS
Current assets
Cash	$66,077	$221,835
Accounts receivable	191	-
Total current assets	$66,268	$221,835

Non-current assets
Property, plant and equipment, net	18,432	21,860
Deposits	35,313	34,996
TOTAL ASSETS	$120,013	$278,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$10,636	$10,654
Customer deposits	12,427	22,856
Advanced from related parties	104,242	199,996
Total current liabilities	$127,305	$233,506

TOTAL LIABILITIES	$127,305	$233,506

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 5,000,000 shares authorized, 47,900,000 shares and outstanding as of September 30, 2013 and June 30, 2013 respectively.	4,790	4,790
Additional paid-in capital	803,226	803,226
Accumulated other comprehensive income	3,576	3,551
Accumulated deficit	(818,884)	(766,382)
TOTAL STOCKHOLDER’S EQUITY	$(7,292)	$45,185

TOTAL LIABILITIES AND
STOCKHOLDER’S EQUITY	$120,013	$278,691

See Accompanying Notes to the Financial Statements and Accountant’s Report

W&E Source Corp. Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Three Month Periods Ended September 30, 2013 & 2012
(Unaudited)

	2013	2012
Net revenues	$9,423	$7,085
Operating expenses
General and administrative expenses	61,442	52,738
Loss from operation	(52,019)	(45,653)
Other Income (expense)
Interest income	-	21
Foreign currency exchange (loss) gain	(483)	570
Total other income (expense)	$(483)	$591

Loss before income taxes	$(483)	$591
Net loss	(52,502)	(45,062)
Other comprehensive income (loss)
Cumulative foreign currency
Translation adjustment	25	(1,513)
Comprehensive loss	$(54,477)	$(46,575)
Weighted average number of shares
outstanding – basic and diluted	47,900,000	47,900,000
Loss per share – basic and diluted	(0.01)	(0.01)

See Accompanying Notes to the Financial Statements and Accountant’s Report

W&E Source Corp. Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Cash Flow
For the Three Month Periods Ended September 30, 2013 & 2012
(Unaudited)

		2013	2012
Cash flows from operating activities:
Net Loss		$(52,502)	$(45,062)

Adjustments to reconcile net loss to net cash used in operating activities:		-	-

Depreciation Expense		3,458	3,290

Change in operating assets and liabilities:
Decrease in accounts receivables			724
Decrease (increase) in prepaid expense			24,034
Increase (decrease) in accounts payable and accrued liabilities		(1,764)	(5,300)
Increase in accounts payable, related Parties		(10,567)	(10,367)
Net cash used in operating activities		$(61,375)	$(32,682)

Cash flows from Investing Activities
Sale of property & equipment		-	106
Net cash provided by investing activities	$		$106
Cash flows from Financing Activities
Proceeds from advances – related parties	$		$56,887
Repayment of advances – related parties		(96,252)
Other comprehensive loss			(1,655)
Net cash provided by (used in) financing activities		(96,252)	55,232
Cumulative translation adjustment		1,870	6,409
Net Increase in cash		$155,758	$29,065

Cash-Beginning of period		$221,835	$327,216

Cash-End of period		$66,077	$356,281

See Accompanying Notes to the Financial Statements and Accountant’s Report

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity
For the Year Ended June 30, 2013 and for the Three Month Period Ended September 30, 2013

					Accumulated		Total
	Number		Additional	Capital	Other		Shareholders’
	Of	Common	Paid-in	Reserved	Comprehensive	Accumulated	equity
	Shares	Stock	Capital	Capital	Income	Deficit	(deficit)

Balance at June 30, 2012	47,900,000	4,790	803,226		400	(505,169)	303,247
Capital reserved	-	-	-	(301,000)	-	-	(301,000)
Capital reserved	-	-	-	301,000	-	-	301,000
Foreign currency translation adjustment	-	-	-	-	3,151	-	3,151
Net loss	-	-	-	-	-	(261,213)	(261,213)
	-	-	-	-	-		-
	-	-	-	-	-	-	-

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185

Foreign currency

Translation adjustment					25		25

Net loss						(52,502)	(52,502)

Balance at September 30, 2013	47,900,000	4,790	803,226	-	3,576	(818,884)	(7,292)

The accompany notes are an integral part of these consolidated financial statements

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2013 & 2012

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

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2013 & 2012

Note 2 – Restatement

A prior period adjustment was made to the June 30, 2011 financial statements for an accounting error. The Company recorded in error the cash transfer of customer deposits to its travel services provider as travel expenses incurred by the Company. [MANAGEMENT TO DESCRIBE IN DETAIL]

	As Originally		Effect on	Effect on
Item	Reported	As Restated	Earnings	Net Equity

Balance Sheet
Customer Deposit	8,225	(2,365)	10,590	10,590
Accumulated Deficit	(505,169)	(494,579)

Statement of Operations
Travel expense	11,271	681	10,590	10,590

Note 3 – Summary of Significant Accounting Policies

a. Basis of presentation. The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars. These unaudited financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-Q for the quarter ended September 30, 2013, as filed with the U.S. Securities and Exchange Commission.

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

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2013 & 2012

EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2013.

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

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2013, we have no cash equivalents.

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

k. Going Concern. As reflected in the accompanying financial statements, the Company has an accumulated deficit of $818,884, and a net loss for the quarter ended September 30, 2012 and 2013 of $45,062 and $52,502 respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $10,636 consists of accounting fee payable of $1,529, rent payable of $6,988, payroll payable of $2,010, and payment of BMO Master Card payable of $109.

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

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2013 & 2012

At September 30, 2013, the Company owes related parties a total of $104,242 for advances and operating expenses paid by them on behalf of ATCI, ATGI and ATBI.

Note 6 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating losses	$818,884	$550,231

Total deferred tax assets	818,884	550,231
Less: valuation allowance	-	-
Deferred tax assets, net	$818,884	$550,231

As of June 30, 2013, for U.S. federal income tax reporting purposes, the Company has approximately $505,000 of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2025. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOLs for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

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

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending December 31	Amounts

2013	$42,278
2014	62,928
2015	38,475
2016	33,345
2017 and thereafter	-

Total	$177,026

For the quarter ended September 30, 2013, the company recorded a rent expense of $33,909.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended September 30, 2013 & 2012

Note 8 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of September 30, 2013, 47,900,000 shares of common stock were issued and outstanding.

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

As used in this quarterly report, the terms “we”, “us”, “our”, “W&E Source Corp.”, “the Company” means W&E Source Corp., unless otherwise indicated.

Corporate Overview

We are incorporated in Delaware on October 11, 2005. Our principal business was to provide an online financial media outlet for researching China-related stocks. This media outlet provided financial news and commentary, online video broadcasting, and other information for researching China-related stocks. China-related stocks refer to the stocks issued by companies whose main operations are located in China. However, due to our online financial media outlet software problems and other difficulties, we were not able to achieve the milestones we set to fully implement our business operations in online financial media outlet for researching China-related stocks.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the quarter ended September 30, 2013 and 2012.

Three Months Ended September 30, 2013 and 2012.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2013	2012
Revenues	$9,423	$7,085
Expenses
General and administrative expenses	61,442	52,738
Interest Income	-	21
Foreign currency exchange gain (loss)	(483)	570
Net loss	$(52,502)	$(45,062)

Revenues

We have generated total revenues of $9,423 from our operations during for the three months ended September 30, 2013 compared to $7,085 from the same period a year ago, an increase of $2,388 or 33%. The increase was attribute to the growth of business.

Expenses

General and administrative expenses for the three months ended September 30, 2013 increased by $8,704 or 16.5% compared with the same period in 2012 primarily because office rent increase.

Net loss

We had net losses of $52,502 and $45,062 for the three months ended September 30, 2013 and 2012, respectively, an increase of $7,440 or 16.5% and had an accumulated deficit of $818,884 since the inception of our business. The increase in net loss is mainly attribute to general and administrative expenses discussed above.

Liquidity and Capital Resources

Our financial conditions for the three months ended September 30, 2013 and 2012 are summarized as follows:

Working Capital

	September 30,	September 30,
	2013	2012
Current Assets	$66,268	$221,835
Current Liabilities	(127,304)	(233,506)
Working Capital	$(61,073)	$(11,671)

Our working capital significantly decreased from the previous year because current assets were insufficient to cover liabilities; the deficit magnitude increased by some $49,402.

Cash Flows

	September 30,	September 30,
	2013	2012
Cash used in operating activities	$(61,375)	$(32,682)
Cash used in investing activities	-	106
Cash provided by financing activities	(96,252)	55,232
Cumulative translation adjustment	1,870	6,409
Net increase (decrease) in cash	$(155,758)	$29,065

Cash Used in Operating Activities

For the three months ended September 30, 2013, our cash used in operating activities increased by $28,693 or 88% from $32,682 compared with previous year. The decrease is mainly due to general and administrative expenses decrease.

Cash Used in Investing Activities

For the three months ended September 30, 2013, we have no cash investing activities as compared to $106 from the same period last year from sale of property and equipment.

Cash Provided by Financing Activities

For the three months ended September 30, 2013, we used $96,252 in financing activities in repayments to advances from related parties compared to the same period last year where we received $55,232 in advances from related parties.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$280,000
Professional fees	28,000
Foreign currency exchange loss	5,000
Total	$313,000

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this year report on Form 10-K. Based on this evaluation, our management concluded that as of the end of the period covered by this year report on Form 10-K, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2013. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2013 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

Date: November 14, 2013