Form 10-Q
period 2013-12-31
W&E Source Corp.
filed 2014-02-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013 or

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,900,000 shares of common stock issued and outstanding as of February 12, 2014.

ITEM 1. FINANCIAL STATEMENTS

Board of Directors and Stockholders
W&E Source Corporation

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheets of W&E Source Corporation as of December 31, 2013 and June 30, 2013 and the related statements of income and comprehensive loss, stockholders' equity, and cash flows for the six month periods ended December 31, 2013 and June 30, 2013. These interim financial statements are the responsibility of the Company's management.

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

The financial statements of W&E Source Corporation as of and for the year ended June 30, 2013 were audited by other Accountants whose report dated October 15, 2013, expressed an unqualified opinion on those financial statements.

San Mateo, California	WWC, P.C.
February 12, 2014	Certified Public Accountants

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of December 31, 2013 and June 30, 2013
(Unaudited)

			(Audited)
	Note	At December 31,	At June 30,
ASSETS		2013	2013
Current assets
Cash		$22,978	$221,835
Accounts receivable		267	-
Advances to related parties		11,064	-
Total current assets		$34,309	$221,835

Non-current assets
Property, plant and equipment, net		15,097	21,860
Deposits		18,103	34,996
TOTAL ASSETS		$67,509	$278,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities		$28,874	$10,654
Customer deposits		110,347	22,856
Advances from related parties		-	199,996
Total current liabilities		$139,221	$233,506

TOTAL LIABILITIES		$139,221	$233,506

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 500,000,000 shares authorized, 47,900,000 shares issued and outstanding as of December 31, 2013 and June 30, 2013, respectively.		$4,790	4,790
Additional paid-in capital		803,226	803,226
Accumulated other comprehensive income		4,815	3,551
Accumulated deficit		(884,543)	(766,382)
TOTAL STOCKHOLDER’S EQUITY		$(71,712)	$45,185

TOTAL LIABILITIES AND
STOCKHOLDER’S EQUITY		$67,509	$278,691

See Accompanying Notes to the Financial Statements and Accountant’s Report

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Income and Comprehensive Loss
For the Three and Six Months Ended December 31, 2013 and 2012
(Unaudited)

	2013	2012	2013	2012
	Three Months	Three Months	Six Months	Six Months
Net revenues	$4,812	$4,584	$14,235	$11,669

Operating expenses
General and administrative expenses	70,433	88,719	131,875	152,047

Loss from operation	(65,621)	(84,135)	(117,640)	(140,378)

Other Income (expense)
Interest income	-	-	-	21
Foreign currency exchange (loss) gain	(38)	-	(521)	-
Total other income (expense)	$(38)	$-	$(521)	$21

Loss before income taxes	$(65,659)	$(84,135)	$(118,161)	$(140,357)

Net loss	(65,659)	(84,135)	(118,161)	(140,357)

Other comprehensive income (loss)
Cumulative foreign currency
Translation adjustment	1,238	(397)	1,263	(1,340)
Comprehensive loss	$(64,421)	$(84,532)	$(116,897)	$(141,696)

Weighted average number of shares outstanding – basic and diluted	47,900,000	47,900,000	47,900,000	47,900,000
Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

See Accompanying Notes to the Financial Statements and Accountant’s Report

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Cash Flow
For the Six Months Ended December 31, 2013 and 2012
(Unaudited)

		2013	2012
Cash flows from operating activities:
Net Loss		$(118,161)	$(140,357)

Adjustments to reconcile net loss to net cash used in operating activities:		-	-

Depreciation Expense		6,965	6,715
Foreign Currency Exchange Loss		-	158

Change in operating assets and liabilities:
Decrease in accounts receivables		-	(19)
Commission receivable		(139)	743
Decrease (increase) in prepaid expense		16,713	24,469
Increase (decrease) in accounts payable and accrued liabilities		18,368	(11,540)
Customer Deposits		(34,029)	11,661
Increase in accounts payable, related Parties		-	-
Net cash used in operating activities		$(110,282)	$(108,170)

Cash flows from Investing Activities
Sale of property & equipment		-	108
Net cash provided by investing activities		$-	$108
Cash flows from Financing Activities
Proceeds from advances – related parties	$		$136,876
Repayment of advances – related parties		(88,082)
Other comprehensive loss			-
Net cash provided by (used in) financing activities		(88,082)	136,876
Cumulative translation adjustment		(493)	(431)
Net Increase in cash		$(198,857)	$28,384

Cash-Beginning of period		$221,835	$327,215

Cash-End of period		$22,978	$355,599

See Accompanying Notes to the Financial Statements and Accountant’s Report

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2013 and Year Ended June 30, 2013
(Unaudited)

					Accumulated		Total
	Number		Additional		Other		Shareholders’
	Of	Common	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Stock	Capital	Reserved	Income	Deficit	(deficit)

Balance at June 30, 2012	47,900,000	4,790	803,226		400	(505,169)	303,247
Capital reserved	-	-	-	(301,000)	-	-	(301,000)
Capital reserved	-	-	-	301,000	-	-	301,000
Foreign currency translation adjustment	-	-	-	-	3,151	-	3,151
Net loss	-	-	-	-	-	(261,213)	(261,213)
Balance at June 30, 2013 (Audited)	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency translation adjustment	-	-	-	-	1,264	-	1,264
Net loss	-	-	-	-	-	(118,161)	(118,161)
Balance at December 31, 2013	47,900,000	4,790	803,226	-	4,815	(884,543)	(71,712)

The accompany notes are an integral part of these consolidated financial statements

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 & 2012

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

During the period ended March 31, 2012, the Company incorporated a company named Airchn Travel (Beijing) Inc. (“ATBI”) in Beijing, China. ATBI is also a wholly owned subsidiary of ATGI. ATBI has a similar business segment as ATGI.

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

Also pursuant to the Agreement, the Seller will provide guaranties that other than the information including financial statements provided to the Company, Baopiao does not have any other debts, and no third party has any rights or liens on the assets of Baopiao. The Seller and Baopiao will also indemnify the Company against any damages, liabilities, losses and expenses, which the Company may sustain or suffer due to any breach of the guaranties made by the Seller or Baopiao.

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

The Share Purchase Agreement with Mr. Wu Hao was not completed in January 2013, and both the Company and Mr. Wu Hao agreed to terminate the agreement entered on December 15, 2012.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 & 2012

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

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars. These unaudited financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-Q for the quarter ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission.

b.	Foreign currency translation.

ATCI's and ATBI’s functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is in U.S. dollar. Therefore, the financial statements for all periods presented have been translated into U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of stockholders’ equity.

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
For the Years Ended December 31, 2013 & 2012

e.	Loss per share.

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2013.

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

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2013, we have no cash equivalents.

h.	Equipment.

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years.

i.	Income taxes.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes future tax benefits, such as carry forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Company’s net operating losses carry forwards are subject to Section 382 limitation.

j.	Recently issued accounting pronouncements.

The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations, financial position, or cash flows of the Company.

k.	Going Concern.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $884,434, and a net loss for the quarter ended December 31, 2013 and 2012 of $118,160 and $140,357, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2013 & 2012

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $28,874 consists of accounting fee payable of $1,302, rent payable of $4,427, payroll payable of $8,010, and payment of BMO Master Card payable of $1,862.

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

At December 31, 2013, the Company provided advances to related parties in the amount of $11,064 for operations on behalf of ATCI, ATGI and ATBI.

Note 6 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating losses	$884,434	$550,231

Total deferred tax assets	884,434	550,231
Less: valuation allowance	-	-
Deferred tax assets, net	$884,434	$550,231

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
For the Years Ended December 31, 2013 & 2012

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

For the period ended December 31, 2013 and 2012, the company recorded rent expense of $59,282 and $64,977.

Note 8 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of December 31, 2013, 47,900,000 shares of common stock were issued and outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the quarter ended December 31, 2013 and 2012.

Three Months Ended December 31, 2013 and 2012.

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2013	2012
Revenues	$4,812	$4,584
Expenses
General and administrative expenses	70,433	88,719
Interest Income	-	-
Foreign currency exchange gain (loss)	(38)	-
Net loss	$(65,659)	$(84,135)

Revenues

We have generated total revenues of $4,812 from our operations during for the three months ended December 31, 2013 compared to $4,584 from the same period a year ago, an increase of $228 or 5%. The increase was attribute to the growth of business.

Expenses

General and administrative expenses for the three months ended December 31, 2013 decreased by $18,286 or 21% compared with the same period in 2012 primarily because of decreased operating cost in rent and payroll expenses.

Net loss

We had net losses of $65,659 and $84,135 for the three months ended December 31, 2013 and 2012, respectively, a decrease of $18,476 or 22% and had an accumulated deficit of $884,543 since the inception of our business. The decrease in net loss is mainly attribute to general and administrative expenses decrease discussed above.

Six Months Ended December 31, 2013 and 2012:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2013	2012
Revenues	$14,235	$11,669

Expenses
General and administrative expenses	131,875	152,047
Depreciation expenses	6,965	6,715
Interest income (loss)	-	21
Foreign currency exchange gain (loss)	(521)	-
Net loss	$(118,161)	$(140,357)

Revenues

We have generated total revenues of $14,235 from operations during the six months ended December 31, 2013 as compared to $11,669 for the same period in 2012, an increase of $2,566 or 22%. The increase was mainly due to growth in our travel business.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2013 decreased by $20,172 or 13%, compared with the same period in 2012 primarily because of decreased operating cost in rent and payroll expenses.

Net loss

We had net losses of $118,161 and $140,357 for the six months ended December 31, 2013 and 2012, respectively, an decrease of $22,296 or 16% and had an accumulated deficit of $884,543 since the inception of our business. The decrease in net loss is mainly attributable to a decrease in general and administrative expenses discussed above.

Liquidity and Capital Resources

Our financial conditions for the three months ended December 31, 2013 and 2012 are summarized as follows:

Working Capital
	December 31,	December 31,
	2013	2012
Current Assets	$34,309	$355,897
Current Liabilities	(139,221)	(247,270)
Working Capital	$(61,073)	$108,627

Our working capital significantly decreased from the previous year because current assets were insufficient to cover liabilities; the deficit magnitude increased by some $169,700 as we have not generated any significant revenue to cover expenses.

Cash Flows

	December 31,	December 31,
	2013	2012
Cash used in operating activities	$(110,282)	$(108,170)
Cash used in investing activities	-	108
Cash provided by (used in) financing activities	(88,082)	136,876
Cumulative translation adjustment	(493)	(431)
Net increase (decrease) in cash	$(198,857)	$28,384

Cash Used in Operating Activities

For the six months ended December 31, 2013, our cash used in operating activities remained about the same with a slight increase of $2,112 or 2% from the previous year.

Cash Used in Investing Activities

For the six months ended December 31, 2013, we have no cash investing activities as compared to $108 from the same period last year from sale of property and equipment.

Cash Provided by Financing Activities

For the six months ended December 31, 2013, we used $88,082 in financing activities in repayments to advances from related parties compared to the same period last year where we received $136,876 in advances from related parties.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$140,000
Professional fees	28,000
Foreign currency exchange loss	5,000
Total	$173,000

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

Date: February 14, 2014