Form 10-Q
period 2014-03-31
W&E Source Corp.
filed 2014-05-12
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X] Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 47,900,000 shares of common stock issued and outstanding as of May 12, 2014.

1

2

ITEM 1. FINANCIAL STATEMENTS

Board of Directors and Stockholders
W&E Source Corporation

Report of Independent Registered Public Accounting Firm

We have reviewed the accompanying balance sheets of W&E Source Corporation as of March 31, 2014 and June 30, 2013 and the related statements of income and comprehensive loss, stockholders' equity, and cash flows for the nine month periods ended March 31, 2014 and June 30, 2013. These interim financial statements are the responsibility of the Company's management.

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

San Mateo, California	WWC, P.C.
May 12, 2014	Certified Public Accountants

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of March 31, 2014 and June 30, 2013
(Unaudited)

			(Audited)
	Note	At March 31,	At June 30,
ASSETS		2014	2013
Current assets
Cash		$11,127	$221,835
Accounts receivable		397	-
Advances to related parties		-	-
Total current assets		$11,524	$221,835

Non-current assets
Property, plant and equipment, net		14,704	21,860
Deposits		27,644	34,996
TOTAL ASSETS		$53,872	$278,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities		$21,170	$10,654
Customer deposits		-	22,856
Advances from related parties		135,574	199,996
Total current liabilities		$156,744	$233,506

TOTAL LIABILITIES		$156,744	$233,506

STOCKHOLDERS’ EQUITY
Common Stock, $.001 par value, 500,000,000 shares authorized, 47,900,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively.		$4,790	4,790
Additional paid-in capital		803,226	803,226
Accumulated other comprehensive income		1,433	3,551
Accumulated deficit		(912,321)	(766,382)
TOTAL STOCKHOLDER’S EQUITY		$(102,872)	$45,185

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY		$53,872	$278,691

See Accompanying Notes to the Financial Statements and Accountant’s Report

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Income and Comprehensive Loss
For the Three and Nine Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013	2014	2013
	Three Months	Three Months	Nine Months	Nine Months
Net revenues	920	$4,569	$15,155	$16,238

Operating expenses
General and administrative expenses	28,147	78,403	160,022	230,450

Loss from operation	(27,227)	(73,834)	(144,867)	(214,212)

Other Income (expense)
Interest income	20	-	20	21
Foreign currency exchange (loss) gain	(3)	(2,895)	(524)	(2,737)
Total other income (expense)	$17	$(2,895)	$(504)	$(2,715)

Loss before income taxes	$(27,210)	$(76,729)	$(145,371)	$(216,928)
Income tax expenses	(568)	-	(568)	-
Net loss	(27,778)	(76,729)	(145,939)	(216,928)

Other comprehensive income (loss)
Cumulative foreign currency
Translation adjustment	(3,360)	808	(2,097)	(1,198)
Comprehensive loss	$(31,138)	$(75,921)	$(148,036)	$(218,126)

Weighted average number of shares outstanding – basic and diluted	47,900,000	47,900,000	47,900,000	47,900,000

Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

See Accompanying Notes to the Financial Statements and Accountant’s Report

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Cash Flow
For the Nine Months Ended March 31, 2014 and 2013
(Unaudited)

	2014	2013
Cash flows from operating activities:
Net Loss	$(145,939)	$(216,928)

Adjustments to reconcile net loss to net cash used in operating activities:	-	-

Depreciation Expense	6,982	10,118
Foreign Currency Exchange Loss	3,456	-

Change in operating assets and liabilities:
Decrease in accounts receivables	-	24,561
Commission receivable	(139)	(19)
Decrease (increase) in prepaid expense	16,740	743
Increase (decrease) in accounts payable and accrued liabilities	10,816	(13,209)
Customer Deposits	(32,543)	12,751
Increase in accounts payable, related Parties	-	-
Net cash used in operating activities	$(140,624)	$(181,983)

Cash flows from Investing Activities
Sale of property & equipment	-	108
Net cash provided by investing activities	$-	$108
Cash flows from Financing Activities		166,859
Proceeds from advances – related parties	$(65,985)	$-
Repayment of advances – related parties
Other comprehensive loss		-
Net cash provided by (used in) financing activities	(65,985)	166,859
Cumulative translation adjustment	(4,099)	5,113
Net Increase in cash	$(210,708)	$(9,903)

Cash-Beginning of period	$221,835	$327,215

Cash-End of period	$11,127	$317,313

See Accompanying Notes to the Financial Statements and Accountant’s Report

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2014 and Year Ended June 30, 2013
(Unaudited)

					Accumulated		Total
	Number		Additional		Other		Shareholders’
	Of	Common	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Stock	Capital	Reserved	Income	Deficit	(deficit)

Balance at June 30, 2012	47,900,000	4,790	803,226		400	(505,169)	303,247
Capital reserved	-	-	-	(301,000)	-	-	(301,000)
Capital reserved	-	-	-	301,000	-	-	301,000
Foreign currency translation adjustment	-	-	-	-	3,151	-	3,151
Net loss	-	-	-	-	-	(261,213)	(261,213)
Balance at June 30, 2013 (Audited)	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency translation adjustment	-	-	-	-	(2,118)	-	(2,118)
Net loss	-	-	-	-	-	(145,939)	(145,939)
Balance at March 31, 2014	47,900,000	4,790	803,226	-	1,433	(912,321)	(102,872)

The accompany notes are an integral part of these consolidated financial statements

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended March 31, 2014 & 2013

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
For the Years Ended March 31, 2014 & 2013

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

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars. These unaudited financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-Q for the quarter ended March 31, 2014, as filed with the U.S. Securities and Exchange Commission.

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
For the Years Ended March 31, 2014 & 2013

e.	Loss per share.

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at March 31, 2014.

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

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2014, we have no cash equivalents.

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
For the Years Ended March 31, 2014 & 2013

k.	Going Concern.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $912,321, and a net loss for the quarters ended March 31, 2014 and 2013 of $145,939 and $216,928, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 4 -	Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $21,170 consists of accounting fee payable of $300 rent payable of $6,769, payroll payable of $4,705, professional fee of $2,065, and other operating expenses as at March 31, 2014.

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

At March 31, 2014, the Company provided advances to related parties in the amount of $135,574 for operations on behalf of ATCI, ATGI and ATBI.

Note 6 –	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at March 31, 2014 and 2013 are as follows:

	2013	2012
Deferred tax assets:
Net operating losses	$912,321	$550,231

Total deferred tax assets	912,327	550,231
Less: valuation allowance	-	-
Deferred tax assets, net	$912,327	$550,231

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
For the Years Ended March 31, 2014 & 2013

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

For the period ended March 31, 2014 and 2013, the company recorded rent expense of $68,160 and $98,632.

Note 8 –	Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of March 31, 2014, 47,900,000 shares of common stock were issued and outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the quarter ended March 31, 2014 and 2013.

Three Months Ended March 31, 2014 and 2013.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
Revenues	$920	$4,569
Expenses
General and administrative expenses	28,147	78,403
Interest Income	20	-
Foreign currency exchange gain (loss)	(3)	(2,895)
Income tax expenses	(568)	-
Net loss	$(27,778)	$(76,729)

Revenues

We have generated total revenues of $920 from our operations during for the three months ended March 31, 2014 compared to $4,569 from the same period a year ago, a decrease of $3,649 or 80%. The decrease was attributed to the off season of our travel business and as a result we made fewer sales.

Expenses

General and administrative expenses for the three months ended March 31, 2014 decreased by $50,256 or 64% compared with the same period in 2013 primarily because of decreased operating cost in rent due to the expiration of our office lease in Beijing and decrease in payroll expenses as the result of the resignation of one employee in the U.S. We are currently searching for a new office space in Beijing and until new space is identified, the landlord has agreed to let us stay in our current office rent-free.

Net loss

We had net losses of $27,778 and $76,729 for the three months ended March 31, 2014 and 2013, respectively, a decrease of $48,951 or 64% and had an accumulated deficit of $912,321 since the inception of our business. The decrease in net loss is mainly attributed to general and administrative expenses decrease discussed above.

Nine Months Ended December 31, 2014 and 2013:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2014	2013
Revenues	$15,155	$16,238

Expenses
General and administrative expenses	153,040	223,735
Depreciation expenses	6,982	6,715
Interest income (loss)	(20)	21
Income tax expenses	568	-
Foreign currency exchange gain (loss)	524	2,737
Net loss	$(145,939)	$(216,928)

Revenues

We have generated total revenues of $15,155 from operations during the nine months ended March 31, 2014 as compared to $16,238 for the same period in 2013, a decrease of $1,083 or 7%. The decrease was mainly due to the slow down in our travel business in the quarter ended March 31, 2014.

General and administrative expenses

General and administrative expenses for the nine months ended March 31, 2014 decreased by $70,428 or 31%, compared with the same period in 2013 primarily because of decreased operating cost in rent and payroll expenses as discussed above.

Net loss

We had net losses of $145,939 and $216,928 for the nine months ended March 31, 2014 and 2013, respectively, a decrease of $70,989 or 33% and had an accumulated deficit of $912,321 since the inception of our business. The decrease in net loss is mainly attributable to a decrease in general and administrative expenses discussed above.

Liquidity and Capital Resources

Our financial conditions for the three months ended March 31, 2014 and 2013 are summarized as follows:

Working Capital
	March 31,	March 31,
	2014	2013
Current Assets	$11,524	$317,313
Current Liabilities	(156,744)	(279,865)
Working Capital	$(145,220)	$(37,448)

Our working capital significantly decreased from the previous year because current assets were insufficient to cover liabilities; the deficit magnitude increased by some $70,989 as we have not generated any significant revenue to cover expenses.

Cash Flows

	March 31,	March 31,
	2014	2013
Cash used in operating activities	$(140,624)	$(181,983)
Cash used in investing activities	-	108
Cash provided by (used in) financing activities	(65,985)	166,859
Cumulative translation adjustment	(4,099)	5,113
Net increase (decrease) in cash	$(210,708)	$(9,903)

Cash Used in Operating Activities

For the nine months ended March 31, 2014, our cash used in operating activities remained about the same with a decrease of $41,359 or 21% from the previous year.

Cash Used in Investing Activities

For the nine months ended March 31, 2014, we have no cash investing activities as compared to $18 from the same period last year from sale of property and equipment.

Cash Provided by Financing Activities

For the nine months ended March 31, 2014, we used $65,985 in financing activities in repayments to advances from related parties compared to the same period last year where we received $166,859 in advances from related parties.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$120,000
Professional fees	26,000
Foreign currency exchange loss	6,000
Total	$152,000

Management believes that the Company will be able to raise sufficient capital to meet our working capital requirements for the next 12 month period. Management is currently seeking financing oppotunities to meet our estimated funding requirements for the next 12 months primarily through private placements of our equity securities.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 12, 2014