Form 10-K
period 2014-06-30
W&E Source Corp.
filed 2014-09-30
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014 or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-52276

W&E SOURCE CORP.
((Exact name of registrant as specified in its charter)

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
Common Stock, $0.0001 par value per share
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
Yes [   ]        No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2013, was $958,000. All executive officers, directors and holders of 5% or more of our outstanding common stocks have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of September 5, 2014 there were 47,900,000 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

We have three subsidiaries, Airchn Travel Globla, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. We have closed our Beijing office due to lack of business and to reduce operating cost.

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

In order to reflect our current business plan better, on January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name from New of China, Inc. to W&E Source Corp. In connection the name change, our listing symbol on the OTCQB also changed from “NWCH” to “WESC.” Our new website which is currently under construction can be accessed at www.wescus.com. In addition, the Company also increased its total authorized shares to 500,000,000 to anticipate future financing through the issuance of our equity or convertible debt to finance our business.

Employees

As of June 30, 2014, we have one employee, who is responsible for sales of the various travel products we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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
  epidemics or pandemics, such as H1N1 “swine” flu, avian flu, Severe Acute Respiratory Syndrome (“SARS”) and Ebola virus disease;
  natural disasters, such as hurricanes, volcanic activity and resulting ash clouds, earthquakes and tsunamis;
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

As of June 30, 2014, we had an accumulated deficit of $942,382. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Our officers and directors in the aggregate, beneficially own approximately 77.2% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2014, the exchange rate between the Renminbi and the United States dollar was approximately 6.1576 Renminbi to everyone United States dollar.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease our only office in Vancouver which covers approximately 400 square feet with an annual lease of CA$9,600. We subleased out office in Seattle to a third party effectively August 1, 2014. We did not renew our lease for our Beijing office which terminated at the end of 2013.

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

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2014 and 2013 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2014	$0.44	$0.02
March 31, 2014	$0.02	$0.02
December 31, 2013	$0.04	$0.02
September 30, 2013	$0.04	$0.02
June 30, 2013	$0.05	$0.01
March 31, 2013	$0.10	$0.05
December 31, 2012	$0.10	$0.02
September 30, 2012	$0.06	$0.02

Holders of our Common Stock

As of September 29, 2014, there were approximately 53 holders of record of our common stock. As of such date, 47,900,000 shares of common stock were issued and outstanding.

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

As at June 30, 2014, we had not adopted any equity compensation plan.

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

We have three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China. We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Beijing office has been closed as of June 30, 2014 due to lack of business and to reduce operating cost.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2014 and 2013.

Years Ended June 30, 2014 and 2013:

	June 30,	June 30,
	2014	2013
Revenues	$22,454	$24,201
Cost of sold	(3,363)	-
Expenses
General and administrative expenses	198,313	279,315
Other income	3,204	-
Interest Income	20	21
Interest Expense	(2)	-
Foreign currency exchange loss (gain)	-	6,120
Net loss	$(176,000)	$(261,213)

Revenues

We have generated total revenues of $22,454 from our operations during the year ended June 30, 2014 as compared to the year ended June 30, 2013 where we generated total revenues of $24,201 or a decrease of 7.2% . The decrease was due to increased competition of the tourism market -which resulted in a decrease in sales.

Expenses

General and administrative expenses for the year ended June 30, 2014 decreased by $81,002 or 29% compared with the same period in 2013. The decreased expenses during 2014 were due to cut employee in the states and office in Beijing and cut rental in Beijing office.

Net loss

We had net losses of $176,000 and $261,213 for the years ended June 30, 2014 and 2013, respectively, and had an accumulated deficit of $942,382 since the inception of our business.

Liquidity and Capital Resources

Our financial conditions for the years ended June 30, 2014 and 2013 are summarized as follows:

Working Capital
	June 30, 2014	June 30, 2013
Current Assets	$17,259	$221,835
Current Liabilities	(174,499)	(233,506)
Working Capital	$(157,240)	$(11,671)

Our working capital significantly decreased from assets to deficit since the previous year.

Cash Flows

	June 30, 2014	June 30, 2013
Cash used in operating activities	$(203,054)	$(212,306)
Cash used in investing activities	-	109
Cash provided by financing activities	-	105,690
Cumulative translation adjustment	(4,211)	(1,128)
Net increase (decrease) in cash	$(207,265)	$(105,379)

Cash Used in Operating Activities

For the year ended June 30, 2014, our cash used in operating activities decreased by $9,252 compared with previous year. The decrease is mainly due to general and administrative expenses decrease in audit and accounting fees, legal expenses, rental expenses and payroll expenses.

Cash Used in Investing Activities

For the year ended June 30, 2014, no cash used in investing activities occurred. Cash Provided by Financing Activities For the year ended June 30, 2014, no cash used in financing activities occurred.

Cash Requirements

Over the next 12-months ending June 30, 2015, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$50,000
Professional fees	50,000
Foreign currency exchange loss	5,000
Total	$105,000

Our CEO, Hong Ba, has committed to providing our working capital requirements for the next 12 month.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2014. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2014 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

			Date First Elected or
Name	Position Held with our Company	Age	Appointed
Hong Ba	Chief Executive Officer, Chief Financial Officer, and Director	47	August 1, 2011 September 1, 2011
Junjun Wu	Director	43	September 1, 2011

The following is a brief account of the education and business experience of directors and executive officers during the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Hong Ba

Mrs. Ba joined our company in August 2011 as Chief Executive Officer and was appointed as a Director on September 1, 2011 and as our Chief Financial Officer on May 13, 2013. Mrs. Ba was born in 1966. She graduated from Taiyuan University Software in 1988. She had worked in China Eastern Airline from 1988. She has over 20 years of work experience in aviation marketing. Mrs. Ba has been working for Shanxi Jinyan Aviation Business Inc. as the president and a director from 2008. Mrs. Ba provides her services on a full time basis to our company.

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

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2014. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Involvement in Certain Legal Proceedings

Our directors, executive officers, or control persons have not been involved in any of the following events during the past ten years:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2014, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2014; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2014 and 2013, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hong Ba CEO, CFO and Director	2014 2013	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2014, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2014, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2014, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2014.

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

Aggregated Options Exercised in the Year Ended June 30, 2014 and Year End Option Values

As at June 30, 2014, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year end June 30, 2014 therefore no options were re-priced.

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

Security ownership of certain beneficial owners

(1) Title of	(2) Name and address of	(3) Amount and nature of	(4) Percent of
class	beneficial owner	beneficial ownership	class [1]
Officers and Directors
common stock	Hong Ba Unit 2702, Sanlitun SOHO Building 2, No. 8, Gongtibeilu Chaoyang District, Bejing China 100027	22,000,000 Direct	45.9%

common stock	Junjun Wu 1-97 Hongqi North Street Xiaowang Village, Wanbailin District Taiyuan Shanxi PRC 030024	15,000,000 Direct	31.3%

	Directors and Officers as a Group (2 persons)	37,000,000 Direct	77.2%
5% Beneficial Owner

common stock	Dong Chen 199 Taiyulu, Xiaodian District Taiyuan, Shanxi China	3,000,000 Direct	6.3%

Percentage of ownership is based on 47,900,000 shares of common stock issued and outstanding as of September 5, 2014. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

At June 30, 2014, the Company owes the above mentioned related parties a total of $159,069 for advances and operating expenses paid by them on behalf of ATCI, ATGI and ATBI.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2014 and 2013:

Services	2014	2013
Audit fees	$23,836	$18,500
Tax fees	-	-
All other fees	-	-
Total fees	$23,836	$18,500

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2014 and 2013 in connection with statutory and regulatory filings or engagements.

Tax Fees

Consisted of fees billed for professional services rendered by the principal accountant for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Regulation S-K

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarter Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(16)	Letter re change in certifying accountant
16.1	Letter dated October 13, 2011 from RSM Richter Chamberland LLP, Chartered Accountants (attached as an exhibit to our current report on Form 8-K filed on October 12, 2011)
(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (attached as an exhibit to our annual report on Form 10-K filed on October 11, 2012)
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W&E SOURCE CORP. By:

/s/ Hong Ba
Hong Ba
CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 29, 2014

on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director
Date: September 29, 2014

/s/ Junjun Wu
Junjun Wu
Director
Date: September 29, 2014

W&E Source Corp.
Financial Statements
As of and for the years ended June 30, 2014 and 2013

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

/s/ Anton & Chia, LLP

Newport Beach, CA
October 15, 2013

Elaine Wong, CPA
WWC, P.C.
Certified Public Accountants

San Mateo, California
September 23, 2014

F3

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of June 30, 2014 and 2013
(Audited)

	June 30, 2014	June 30, 2013

Assets
Current Assets
Cash	$14,570	$221,835
Accounts receivables	2,208	-
Other receivables	481	-
Total current assets	17,259	221,835

Non-Current Assets
Prepayments/Deposits	14,058	34,996
Property and equipment, net	8,156	21,860
Total non-current assets	22,214	56,856

TOTAL ASSETS	$39,473	$278,691

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$13,902	$10,654
Wage payable and other payable	1,528	-
Customer deposits	-	22,856
Advances from related parties and related party payables	159,069	199,996
Total current liabilities	174,499	233,506

TOTAL LIABILITIES	174,499	233,506

Shareholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 47,900,000 shares issued and outstanding as of June 30, 2014	4,790	4,790
Additional paid-in capital	803,226	803,226
Accumulated deficit	(942,382)	(766,382)
Accumulated other comprehensive income	(660)	3,551
Total shareholders’ equity	(135,026)	45,185
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$39,473	$278,691

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2014 and 2013
(Audited)

	June 30, 2014	June 30, 2013

Revenues	$22,454	$24,201

Cost of revenues	(3,363)	-

Gross profit	19,091	24,201

Operating expenses

General and administrative expenses	198,313	279,315

Total operating expenses	198,313	279,315

Operating Loss	(179,222)	(255,114)

Other income (expense)
Other income	3,204	-
Interest income	20	21
Interest expense	(2)	-
Foreign currency exchange (loss) gain	-	(6,120)
Total other income (expense)	3,222	(6,099)

Net loss	(176,000)	(261,213)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	660	3,151

Comprehensive loss	$(176,660)	$(258,062)

Weighted average number of shares outstanding - basic and diluted	47,900,000	47,900,000

Loss per share - basic and diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly of News China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity
For the Years Ended June 30, 2014 and 2013
(Audited)

					Accumulated		Total
			Additional		other		Shareholders’
	Common stock		Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2011	25,900,000	2,590	173,695	-	1,677	(199,860)	(21,898)
Issue of common shares	22,000,000	2,200	627,800	-	-	-	630,000
Donated capital	-	-	1,731	-	-	-	1,731
Foreign currency translation adjustment	-	-	-	-	(1,277)	-	(1,277)
Net loss	-	-	-	-	-	(305,309)	(305,309)

Balance at June 30, 2012	47,900,000	4,790	803,226	-	400	(505,169)	303,247
Capital stock	-	-	-	(301,000)	-	-	(301,000)
Capital stock	-	-	-	301,000	-	-	301,000
Foreign currency translation adjustment	-	-	-	-	3,151	-	3,151
Net loss	-	-	-	-	-	(261,213)	(261,213)

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency translation adjustment	-	-	-	-	(4,211)	-	(4,211)
Net loss	-	-	-	-	-	(176,000)	(176,000)

Balance at June 30, 2014	47,900,000	4,790	803,226	-	(660)	(942,382)	(135,026)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2014 and 2013
(Audited)

	June 30, 2014	June 30, 2013
Cash Flow from Operating Activities
Net loss	$(176,000)	$(261,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,704	13,571
Change in operating assets and liabilities:
Decrease in accounts receivable	(2,208)	723
Decrease in other receivable	(481)
Decrease (increase) in prepaid expenses and deposits	20,938	24,700
Increase (decrease) in accounts payable and accrued liabilities	3,248	(5,048)
Increase (decrease) in other payable	1,528	-
Decrease (increase) in related party payable	(40,927)	-
Increase (decrease) in customer deposits	(22,856)	14,961
Net cash sourced (used) in operating activities	(203,054)	(212,306)

Cash Flows from Investing Activities
Proceeds from return of equipment	-	109
Net cash sourced (used) in investing activities	-	109

Cash Flows from Financing Activities
Proceeds from advances - related parties	-	105,690
Net cash provided (used) by financing activities	-	105,690

Cumulative translation adjustment	(4,211)	1,128

Net increase (decrease) in cash & cash equivalents for the year	(207,265)	(105,379)

Beginning of period	221,835	327,215

End of period	$14,570	$221,835

Supplemental cash flows information
Interest received	20	-
Interest paid	2	-
Income tax paid	-	-

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

e. Loss per share. Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2014 and 2013.

f. Revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue, which primarily consists of commission fees from air ticketing and hotel booking operations, is recognized as tickets and hotels are booked and non-cancellable, and is recorded on a net basis (that is, the amount billed to a customer less the amount paid to a supplier) as th e Company acts as an agent in these transactions.

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2014 and 2013, we have no cash equivalents.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $942,382, and a net loss for each of the years ended June 30, 2014 and 2013 of $176,000 and $261,213, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current action to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $13,902 as of June 30, 2014 consists of accounting fee payable of $9,500, payroll payable of $1,941, refund to customer of $453, payment for vendors (hotel) of $692, and others of $1,316.

Note 5 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). Mr. Chen Xi Shi is the former Chief Financial Officer and Director of the Company. The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing. At June 30, 2014, the Company owed related parties a total of $159,069 (June 30, 2013 - $199,996) for advances and operating expenses paid by them on behalf of ATCI, ATGI, ATBI and W&E Source Corp.

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2014	June 30, 2013

United States of America	$(76,464)	$(79,131)
Canada	(42,513)	(58,568)
People's Republic of China	(57,023)	(123,384)
Loss before income taxes	$(176,000)	$(261,203)

The components of deferred taxes assets at June 30:

	2014	2013

USA net operating losses	$25,998	$26,905
Canada net operating losses	5,739	7,907
PRC net operating losses	15,494	33,526
Deferred tax assets, net	47,231	68,338
Less: valuation allowance	(47,231)	(68,338)
Deferred tax assets, net	$-	$-

As of June 30, 2014, the Company has an accumulated deficit of $942,382 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2014 and 2013, there were no tax penalties or interest.

Note 7 – Commitment and Contingencies

The Company leases one office spaces for different terms under long-term, non-cancelable operating lease agreements. Monthly rent ranges from $780 to $8,151 and deposits range from $4,000 to $16,302. The leases expire at various dates through 2016 and provide for renewal options ranging from twenty-six months to three years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

The lease agreement in Beijing office was terminated effective from October 1, 2013.

On May 30, 2014, the Company assigned the lease agreement dated November 1, 2011 to Meixi Travel LLC effective on August 1, 2014.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending December 31	Amounts

2014	11,900
2015	9,600
2016	9,600
2017
2018 and thereafter	-

Total	$31,100

For each of the year ended June 30, 2014 and 2013, the Company recorded a rent expense of $73,261 and $132,216, respectively.

Note 8 – Common Stock

On January 23, 2012, the Company entered into a subscription agreement with the significant shareholder Hong Ba, for the sale of 22,000,000 common shares for $630,000 from cash received and expense paid on behalf by Hong Ba. Subsequent to the sale, Hong Ba owns 22,000,000 common shares which represent 45.9% of the issued and outstanding shares of the Company.

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2014 and June 30, 2013, 47,900,000 shares of common stock were issued and outstanding.