Form 10-Q
period 2014-09-30
W&E Source Corp.
filed 2014-11-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 31, 2014 or

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
Yes [   ]      No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 59,375,800 shares of common stock issued and outstanding as of November 14, 2014.

i

ii

ITEM 1. FINANCIAL STATEMENTS

CANUSWA ACCOUNTING & TAX SERVICES INC.

1050 Larrabeen Ave., Ste 104, Bellingham, WA 98225 Tel: 425-516-7453
1172 Murphy Ave., Ste 204, San Jose, CA 95131 Tel: 408-329-6249/415-329-5779

Review Engagement Report

Nov. 14, 2014

Board of Directors and Shareholders
W&E Source Corp.
113 Barksdale Professional Center
Newark, DE 19711
USA

We have reviewed the balance sheet of W&E Source Corp. of Quarter one as of Sept., 2014, and the related statement of operations, retained earnings, and cash flow for the quarter then ended. Our review was made in accordance with generally accepted standards established for review engagement and accordingly consisted primarily of enquiry, analytical procedures, discussion related to information supplied to us by the company. A review does not constitute an audit, and consequently, we do not express an audit opinion on these financial statements.

Based on our reviews, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with the US generally accepted accounting principles.

Jun Zhang, CPA, CA, CGMA
Canuswa Accounting & Tax services Inc.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of September 30, 2014 and June 30, 2014
(Unaudited)

	September 30, 2014	June 30, 2014

Assets
Current Assets
Cash	$14,583	$14,570
Accounts receivables	399	2,208
Other receivables	-	481
Total current assets	14,982	17,259

Non-Current Assets
Prepayments/Deposits	13,394	14,058
Property and equipment, net	4,602	8,156
Total non-current assets	17,996	22,214

TOTAL ASSETS	$32,978	$39,473

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$4,526	$13,902
Wage payable and other payable	3,014	1,528
Customer deposits	49	-
Advances from related parties and related party payables	178,675	159,069
Total current liabilities	186,264	174,499

TOTAL LIABILITIES	186,264	174,499

Shareholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 47,900,000 shares issued and outstanding as of June 30, 2014	4,790	4,790
Additional paid-in capital	803,226	803,226
Accumulated deficit	(961,309)	(942,382)
Accumulated other comprehensive income	7	(660)
Total shareholders’ equity	(153,286)	(135,026)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,978	$39,473

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Income and Comprehensive Income
For the three Months Ended September 30, 2014 and 2013
(Unaudited)

	September 30, 2014	September 30, 2013

Revenues	$857	$9,423

Gross profit	857	9,423

Operating expenses

General and administrative expenses	20,879	61,442

Total operating expenses	20,879	61,442

Operating Loss	(20,022)	(52,019)

Other income (expense)
Foreign currency exchange gain (loss)	1,095	(483)
Total other income (expense)	1,095	(52,502)

Net loss	(18,927)	(52.502)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	667	25

Comprehensive loss	$(18,260)	$(52,477)

Weighted average number of shares outstanding - basic and diluted	47,900,000	47,900,000

Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Cash Flow
For the three Months Ended September 30, 2014 and 2013
(Unaudited)

	September 30, 2014	September 30, 2013
Cash Flow from Operating Activities
Net loss	$(18,927)	$(52,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	3,435	3,458
Change in operating assets and liabilities:
Decrease in accounts receivable	2,011	-
Decrease in other receivable	-	-
Decrease (increase) in prepaid expenses and deposits	-	-
Increase (decrease) in accounts payable and accrued liabilities	(7,519)	(1,764)
Increase (decrease) in other payable	-	-
Decrease (increase) in related party payable	-	(10,567)
Increase (decrease) in customer deposits	50	-
Net cash sourced (used) in operating activities	(20,950)	(61,375)

Cash Flows from Investing Activities
Net cash sourced (used) in investing activities	-	-

Cash Flows from Financing Activities
Proceed advanced from related party	21,483	-
Repayment of advances - related parties	-	(96,252)
Net cash provided (used) by financing activities	21,483	(96,252)

Cumulative translation adjustment	(519)	1,870

Net increase (decrease) in cash & cash equivalents for the year	14	(155,758)

Beginning of period
	14,570	221,835
End of period	$14,583	$66,077

Supplemental cash flows information
Interest received	-	-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity
For the Three Months Ended September 30, 2014 and Year Ended June 30, 2014
(Unaudited)

					Accumulated		Total
			Additional		other		Shareholders’
		Common stock	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2011	25,900,000	2,590	173,695	-	1,677	(199,860)	(21,898)
Issue of common shares	22,000,000	2,200	627,800	-	-	-	630,000
Donated capital	-	-	1,731	-	-	-	1,731
Foreign currency translation adjustment	-	-	-	-	(1,277)	-	(1,277)
Net loss	-	-	-	-	-	(305,309)	(305,309)

Balance at June 30, 2012	47,900,000	4,790	803,226	-	400	(505,169)	303,247
Capital stock	-	-	-	(301,000)	-	-	(301,000)
Capital stock	-	-	-	301,000	-	-	301,000
Foreign currency translation adjustment	-	-	-	-	3,151	-	3,151
Net loss	-	-	-	-	-	(261,213)	(261,213)

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency translation adjustment	-	-	-	-	(4,211)	-	(4,211)
Net loss	-	-	-	-	-	(176,000)	(176,000)

Balance at June 30, 2014	47,900,000	4,790	803,226	-	(660)	(942,382)	(135,026)
Foreign currency translation adjustment	-	-	-	-	667	-	667
Net loss	-	-		-	-	(18,927)	(18,927)
Balance at September 30, 2014	47,900,000	4,790	803,226	-	7	(961,309)	(153,286)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the three months Ended September 30, 2014 & 2013

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

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the three months Ended September 30, 2014 & 2013

On October 24, 2014, the Company issued 11,475,800 common shares of the Company to settle the debts payable of $114,758 to related parties at $0.01 per share.

Note 2 –        Summary of Significant Accounting Policies

a.	Basis of presentation.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars. These unaudited financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-Q for the quarter ended September 30, 2014, as filed with the U.S. Securities and Exchange Commission.

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

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2014.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the three months Ended September 30, 2014 & 2013

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

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2014, we have no cash equivalents.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $961,309, and a net loss for the quarter ended September 30, 2014 and 2013 of $18,927 and $52,502, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the three months Ended September 30, 2014 & 2013

Note 3 -        Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $4,526 consists of audit fee payable of $2,100, operating expense payable of $660 and payroll payable of $3,014 as at September 30, 2014.

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

At September 30, 2014, the Company provided advances to related parties in the amount of $178,675 for operations on behalf of ATCI, ATGI and ATBI.

Note 5 –        Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at September 30, 2014 and 2013 are as follows:

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the three months Ended September 30, 2014 & 2013

	For the Year Ended	For the Year Ended
	September 30, 2014	June 30, 2014

United States of America	$(6,082)	$(76,464)
Canada	(9,816)	(42,513)
People's Republic of China	(3,029)	(57,023)
Loss before income taxes	$(18,927)	$(176,000)

The components of deferred taxes assets at September 30, 2104 and June 30, 2014:

	2014	2014

USA net operating losses	$2,068	$25,998
Canada net operating losses	1,325	5,739
PRC net operating losses	823	15,494
Deferred tax assets, net	4,216	47,231
Less: valuation allowance	(4,216)	(47,231)
Deferred tax assets, net	$-	$-

As of September 30, 2014, the Company has an accumulated deficit of $961,309 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended September 30, 2014 and 2013, there were no tax penalties or interest.

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

For each of the quarter ended September 30, 2014 and 2013, the Company recorded a rent expense of $4,073 and $33,909, respectively.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the three months Ended September 30, 2014 & 2013

Note 7 –        Common Stock

The Company is authorized to issue 500,000,000 shares of common stock. As of September 30, 2014, 47,900,000 shares of common stock were issued and outstanding.

Note 8 –        Subsequent Event

Subsequent to the three months ended September 30, 2014, the Company issued 11,475,800 common shares of the Company to settle the debts payable of $114,758 to related parties at $0.01 per share on October 24, 2014.

As at the filing date of this report, the total share issued outstanding of the Company is 59,375,800.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the quarter ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014 and 2013.

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2014	2013
Revenues	$920	$9,423
Expenses
General and administrative expenses	20,879	61,442
Foreign currency exchange gain (loss)	1,095	(483)
Income tax expenses	-	-
Net loss	$(18,927)	$(52,502)

Revenues

We have generated total revenues of $920 from our operations during for the three months ended September 30, 2014 compared to $9,423 from the same period a year ago, a decrease of $8,503 or 90%. The decrease was attributed to the off season of our travel business and as a result we made fewer sales.

Expenses

General and administrative expenses for the three months ended September 30, 2014 decreased by $40,563 or 66% compared with the same period in 2013.The decreased expenses during 2014 were due to cut employee in the states and office closed in Seattle.

Net loss

We had net losses of $18,927 and $52,502 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $33,575 or 64% and had an accumulated deficit of $961,309 since the inception of our business. The decrease in net loss is mainly attributed to general and administrative expenses decrease discussed above.

Three Months Ended September 30, 2014 and 2013:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2014	2013
Revenues	$857	$9,423

Expenses
General and administrative expenses	20,002	61,442
Foreign currency exchange gain (loss)	1,095	(483)
Net loss	$(18,927)	$(52,502)

Revenues

We have generated total revenues of $857 from operations during the three months ended September 30, 2014 as compared to $9,423 for the same period in 2013, a decrease of $8,566 or 91%. The decrease was mainly due to the slow down in our travel business in the quarter ended September 30, 2014.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2014 decreased by $70,428 or 31%, compared with the same period in 2013 primarily because of decreased operating cost in rent and payroll expenses as discussed above.

Net loss

We had net losses of $18,927 and $52,502 for the three months ended September 30, 2014 and 2013, respectively, a decrease of $70,989 or 33% and had an accumulated deficit of $961,309 since the inception of our business. The decrease in net loss is mainly attributable to a decrease in general and administrative expenses discussed above.

Liquidity and Capital Resources

Our financial conditions for the three months ended September 30, 2014 and 2013 are summarized as follows:

Working Capital

	September 30,	September 30,
	2014	2013
Current Assets	$14,982	$66,268
Current Liabilities	(186,625)	(127,304)
Working Capital	$(171,643)	$(61,073)

Our working capital significantly decreased from the previous year because current assets were insufficient to cover liabilities; the deficit magnitude increased by some $70,989 as we have not generated any significant revenue to cover expenses.

Cash Flows

	September 30,	September 30,
	2014	2013
Cash used in operating activities	$(20,950)	$(61,375)
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	21,483	(96,252)
Cumulative translation adjustment	(519)	1,870
Net increase (decrease) in cash	$14	$(155,758)

Cash Used in Operating Activities

For the three months ended September 30, 2013, our cash used in operating activities decreased by $40,425 or 66% from $61,375 compared with $20,950 for the current year. The decrease is mainly due to general and administrative expenses decrease.

Cash Used in Investing Activities

For the three months ended September 30, 2014, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the three months ended September 30, 2014, we provided $21,483 in financing activities advanced from related parties compared in repayments to advances from related to the same period last year where we received $96,252 in advances from related parties.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$120,000
Professional fees	26,000
Foreign currency exchange loss	6,000
Total	$152,000

Management believes that the Company will be able to raise sufficient capital to meet our working capital requirements for the next 12 month period. Management is currently seeking financing opportunities to meet our estimated funding requirements for the next 12 months primarily through private placements of our equity securities.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2014. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2014 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

Date: November 14, 2014