Form 10-Q
period 2014-12-31
W&E Source Corp.
filed 2015-02-17
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014 or

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
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ X ]  No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,438,300 shares of common stock issued and outstanding as of February 13, 2015.

1

2

ITEM 1. FINANCIAL STATEMENTS

     W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of December 31, 2014 and June 30, 2014
(Unaudited)

	December 31, 2014	June 30, 2014

Assets
Current Assets
Cash	$10,877	$14,570
Accounts receivables	350	2,208
Advance to related party	2,069	-
Other receivables	-	481
Total current assets	13,296	17,259

Non-Current Assets
Prepayments/Deposits	12,930	14,058
Property and equipment, net	1,596	8,156
Total non-current assets	14,526	22,214

TOTAL ASSETS	$27,822	$39,473

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$26,790	$13,902
Wage payable and other payable	-	1,528
Advances from related parties and related party payables	25,920	159,069
Total current liabilities	52,710	174,499

TOTAL LIABILITIES	52,710	174,499

Shareholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 63,438,300 shares issued and outstanding as of December 31, 2014	6,344	4,790
Additional paid-in capital	957,055	803,226
Accumulated deficit	(990,520)	(942,382)
Accumulated other comprehensive income	2,233	(660)
Total shareholders’ equity	(24,888)	(135,026)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$27,822	$39,473

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Condensed Consolidated Statements of Income and Comprehensive Income
For the Six Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013	2014	2013
	Three Months	Three Months	Six Months	Six Months
Net revenues	$899	$4,812	$1,756	$14,235

Operating expenses
General and administrative expenses	26,909	70,433	47,788	131,875

Loss from operation	(26,010)	(65,621)	(46,032)	(117,640)

Other Income (expense)
Interest income	-	-	-	-
Foreign currency exchange (loss) gain	(3,201)	(38)	(2,106)	(521)
Total other income (expense)	$(3,201)	$(38)	$(2,106)	$(521)

Loss before income taxes	$(29,211)	(65,659)	$(48,138)	$(118,161)

Net loss	(29,211)	(65,659)	(48,138)	(118,161)

Other comprehensive income (loss)
Cumulative foreign currency
Translation adjustment
	2,226	1,238	2,893	1,263
Comprehensive loss	$(26,985)	$(64,421)	$(45,245)	$(116,897)

Weighted average number of shares outstanding – basic and diluted	59,169,536	47,900,000	53,504,000	47,900,000

Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated interim financial statements.

     W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Cash Flow
For the Six Months Ended December 31, 2014 and 2013
(Unaudited)

	December 31, 2014	December 31, 2013
Cash Flow from Operating Activities
Net loss	$(48,138)	$(118,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	6,882	6,965
Share issuance for the debts settlement	155,383	-
Foreign currency exchange loss	-	-
Change in operating assets and liabilities:
Decrease in accounts receivable	2,090	(139)
Decrease in other receivable	-	-
Decrease (increase) in prepaid expenses and deposits	-	16,713
Increase (decrease) in accounts payable and accrued liabilities	12,609	18,368
Increase (decrease) in customer deposits	-	(34,028)
Increase (decrease) in other payable	-	-
Net cash sourced (used) in operating activities	128,826	(110,282)

Cash Flows from Investing Activities
Net cash sourced (used) in investing activities	-	-

Cash Flows from Financing Activities
Proceed advanced from related party	23,540	-
Repayment of advances - related parties	(155,383)	(88,082)
Net cash provided (used) by financing activities	(131,843)	(88,082)

Cumulative translation adjustment	(676)	(493)

Net increase (decrease) in cash & cash equivalents for the year	(3,693)	(198,857)

Beginning of period
	14,570	221,835
End of period	$10,877	$22,978

Supplemental cash flows information
Interest received	-	-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated interim financial statements.

     W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity
For the Six Months Ended December 31, 2014 and Year Ended June 30, 2014
(Unaudited)

					Accumulated		Total
			Additional		other		Shareholders’
		Common stock	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2011	25,900,000	2,590	173,695	-	1,677	(199,860)	(21,898)
Issue of common shares	22,000,000	2,200	627,800	-	-	-	630,000
Donated capital	-	-	1,731	-	-	-	1,731
Foreign currency	-	-	-	-	(1,277)	-	(1,277)
translation adjustment
Net loss	-	-	-	-	-	(305,309)	(305,309)

Balance at June 30, 2012	47,900,000	4,790	803,226	-	400	(505,169)	303,247
Capital stock	-	-	-	(301,000)	-	-	(301,000)
Capital stock	-	-	-	301,000	-	-	301,000
Foreign currency	-	-	-	-	3,151	-	3,151
translation adjustment
Net loss	-	-	-	-	-	(261,213)	(261,213)

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency	-	-	-	-	(4,211)	-	(4,211)
translation adjustment
Net loss	-	-	-	-	-	(176,000)	(176,000)

Balance at June 30, 2014	47,900,000	4,790	803,226	-	(660)	(942,382)	(135,026)
Capital stock	15,538,300	1,554	153,829		-	-	155,383
Foreign currency	-	-	-	-	2,893	-	2,893
translation adjustment
Net loss	-	-		-	-	(48,138)	(48,138)
Balance at December 31, 2014	63,438,300	6,344	957,055	-	2,233	(990,520)	(24,888)

The accompanying notes are an integral part of these consolidated interim financial statements.

     W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Six months Ended December 31, 2014 & 2013

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

     W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Six months Ended December 31, 2014 & 2013

The Share Purchase Agreement with Mr. Wu Hao was not completed in January 2013, and both the Company and Mr. Wu Hao agreed to terminate the agreement entered on December 15, 2012. On October 26, 2014, the Company issued 15,538,300 common shares of the Company to settle the debts payable of $155,383 to related parties at $0.01 per share.

Note 2 – Summary of Significant Accounting Policies

a.	Basis of presentation.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars. These unaudited financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-Q for the quarters ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission.

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

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2014.

     W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Six months Ended December 31, 2014 & 2013

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

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2014, we have no cash equivalents.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $990,520, and a net loss for the quarters ended December 31, 2014 and 2013 of $48,138 and $118,161, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

     W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Six months Ended December 31, 2014 & 2013

Note 3 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $26,790 consists of advanced from an independent of $20,590, operating expense payable of $2,737 and payroll payable of $3,463 as at December 31, 2014.

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

On October 26, 2014, the Company issued 15,538,300 common shares of the Company to settle the debts payable of $155,383 to related parties at $0.01 per share for operations on behalf of ATCI, ATGI and ATBI.

Note 5 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

     W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Six months Ended December 31, 2014 & 2013

	For the Year Ended	For the Year Ended
	December 31, 2014	June 30, 2014

United States of America	$(18,564)	$(76,464)
Canada	(23,755)	(42,513)
People's Republic of China	(5,818)	(57,023)
Loss before income taxes	$(48,138)	$(176,000)

The components of deferred taxes assets at December 31, 2104 and June 30, 2014:

	2014	2014

USA net operating losses	$18,564	$25,998
Canada net operating losses	23,755	5,739
PRC net operating losses	34	15,494
Deferred tax assets, net	4,216	47,231
Less: valuation allowance	(4,216)	(47,231)
Deferred tax assets, net	$-	$-

As of December 31, 2014, the Company has an accumulated deficit of $990,520 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended December 31, 2014 and 2013, there were no tax penalties or interest.

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

For each of the quarters ended December 31, 2014 and 2013, the Company recorded a rent expense of $6,184 and $59,282, respectively.

     W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Six months Ended December 31, 2014 & 2013

Note 7 – Common Stock

The Share Purchase Agreement with Mr. Wu Hao was not completed in January 2013, and both the Company and Mr. Wu Hao agreed to terminate the agreement entered on December 15, 2012. On October 26, 2014, the Company issued 15,538,300 common shares of the Company to settle the debts payable of $155,383 to related parties at $0.01 per share.

The Company is authorized to issue 500,000,000 shares of common stock. As of December 31, 2014 and the filing date of this report, 63,438,300 shares of common stock were issued and outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the quarters ended December 31, 2014 and 2013.

Six Months Ended December 31, 2014 and 2013.

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2014	2013
Revenues	$1,756	$14,235
Expenses
General and administrative expenses	47,788	131,875
Foreign currency exchange gain (loss)	2,106	(521)
Income tax expenses	-	-
Net loss	$(48,138)	$(118,161)

Revenues

We have generated total revenues of $1,756 from our operations during for the six months ended December 31, 2014 compared to $14,235 from the same period a year ago, a decrease of $12,479 or 88%. The decrease was attributed to the slow down of our travel business and as a result we made fewer sales.

Expenses

General and administrative expenses for the six months ended December 31, 2014 decreased by $84,087 or 64% compared with the same period in 2013.The decreased expenses during 2014 were due to cut employee in the states and office closed in Seattle.

Net loss

We had net losses of $48,138 and $118,161 for the six months ended December 31, 2014 and 2013, respectively, a decrease of $70,023 or 59% and had an accumulated deficit of $961,309 since the inception of our business. The decrease in net loss is mainly attributed to general and administrative expenses decrease discussed above.

Three Months Ended December 31, 2014 and 2013:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2014	2013
Revenues	$899	$4,812

Expenses
General and administrative expenses	26,909	70,433
Foreign currency exchange gain (loss)	(1,011)	(38)
Net loss	$(29,211)	$(65,659)

Revenues

We have generated total revenues of $899 from operations during the three months ended December 31, 2014 as compared to $4,812 for the same period in 2013, a decrease of $3,913 or 81%. The decrease was mainly due to the slow down in our travel business in the quarters ended December 31, 2014.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2014 decreased by $43,524 or 62%, compared with the same period in 2013 primarily because of decreased operating cost in rent and payroll expenses as discussed above.

Net loss

We had net losses of $29,211 and $65,659 for the three months ended December 31, 2014 and 2013, respectively, a decrease of $36,448 or 56% and had an accumulated deficit of $961,309 since the inception of our business. The decrease in net loss is mainly attributable to a decrease in general and administrative expenses discussed above.

Liquidity and Capital Resources

Our financial conditions for the six months ended December 31, 2014 and 2013 are summarized as follows:

Working Capital

	December 31,	December 31,
	2014	2013
Current Assets	$13,296	$34,309
Current Liabilities	(52,710)	(139,221)
Working Capital	$(39,414)	$(104,912)

Our working capital significantly decreased from the previous year because current assets were insufficient to cover liabilities; the deficit magnitude increased by some $65,498 as we have not generated any significant revenue to cover expenses.

Cash Flows

	December 31,	December 31,
	2014	2013
Cash used in operating activities	$128,826	$(110,282)
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	(131,843)	(88,082)
Cumulative translation adjustment	(675)	(493)
Net increase (decrease) in cash	$(3,362)	$(198,857)

Cash Used in Operating Activities

For the six months ended December 31, 2014, our cash used in operating activities decreased by $83,725 or 76% from $26,557 excluded the share issuance for the debts settlement compared with $110,282 for the current year. The decrease is mainly due to general and administrative expenses decrease.

Cash Used in Investing Activities

For the six months ended December 31, 2014, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the six months ended December 31, 2014, we provided $131,842 in financing activities advanced from related parties including repayment of $155,383 compared in repayments to advances from related to the same period last year where we received $88,082 in advances from related parties.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$110,000
Professional fees	26,000
Foreign currency exchange loss	8,000
Total	$144,000

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.3	Certificate of Amendment to the Certificate of Incorporation filed on January 17, 2012. (attached as an exhibit to our Form 10-Q filed February 10, 2012)
(10)	Material Contracts
10.1	Form of Subscription Agreement between News of China Inc. and placees (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
10.2	Form of Private Placement Subscription Agreement with Chenling Shi (attached as an exhibit to our current report on Form 8-K filed on June 22, 2009)
10.3	Stock Purchase Agreement dated as of January 23, 2012 by and between the Company and Hong Ba (attached as an exhibit to Form 8-K filed January 24, 2012)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10- KSB filed September 28, 2007)
(16)	Letter re change in certifying accountant
16.1	Letter dated October 13, 2011 from RSM Richter Chamberland LLP, Chartered Accounthants (attached as an exhibit to our current report on Form 8-K filed on October 13, 2011)
(21)	Subsidiaries
21.1	List of Subsidiaries. (attached as an exhibit to Form 10-Q filed on February 10, 2012)
(31)	Section 302 Certification
31.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

/s/ Hong Ba
Hong Ba
CEO and Director
Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer

Date: February 13, 2014