Form 10-Q
period 2015-03-31
W&E Source Corp.
filed 2015-05-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
63,438,300 shares of common stock issued and outstanding as of May 12, 2015.

CANUSWA ACCOUNTING & TAX SERVICES INC.
16301 NE 8th Street, Suite 138, Bellevue, WA 98008 Tel: 425-516-7453

Review Engagement Report

May. 12, 2015

Board of Directors and Shareholders
W&E Source Corp.
113 Barksdale Professional Center
Newark, DE 19711
USA

We have reviewed the balance sheet of W&E Source Corp. of Quarter three as of Mar., 2015, and the related statement of operations, retained earnings, and cash flow for the quarter then ended. Our review was made in accordance with generally accepted standards established for review engagement and accordingly consisted primarily of enquiry, analytical procedures, discussion related to information supplied to us by the company. A review does not constitute an audit, and consequently, we do not express an audit opinion on these financial statements.

Based on our reviews, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with the US generally accepted accounting principles.

Jun Zhang, CPA, CA, CGMA
Canuswa Accounting & Tax services Inc.

Part I--Financial Information

Item 1. Financial Statements

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of March 31, 2015 and June 30, 2014
(Unaudited)

	March 31, 2015	June 30, 2014

Assets
Current Assets
Cash	$11,817	$14,570
Accounts receivables	752	2,208
Other receivables	-	481
Total current assets	12,569	17,259

Non-Current Assets
Prepayments/Deposits	11,842	14,058
Property and equipment, net	-	8,156
Total non-current assets	11,842	22,214

TOTAL ASSETS	$24,411	$39,473

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$37,794	$13,902
Wage payable and other payable	-	1,528
Advances from related parties and related party payables	25,920	159,069
Total current liabilities	63,714	174,499

TOTAL LIABILITIES	63,714	174,499

Shareholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 63,438,300 shares issued and outstanding as of March 31, 2015	6,344	4,790
Additional paid-in capital	957,055	803,226
Accumulated deficit	(1,008,450)	(942,382)
Accumulated other comprehensive income	5,748	(660)
Total shareholders’ equity	(39,303)	(135,026)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$24,411	$39,473

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended March 31, 2015 and 2014
(Unaudited)

	2015	2014	2015	2014
	Three Months	Three Months	Nine Months	Nine Months
Net revenues	$3,435	$920	$5,191	$15,155

Operating expenses
General and administrative expenses	18,051	28,147	65,839	160,022

Loss from operation	(14,616)	(27,227)	(60,648)	(144,867)

Other Income (expense)
Interest income	-	20	-	20
Foreign currency exchange (loss) gain	(3,314)	(3)	(5,420)	(524)
Total other income (expense)	$(3,314)	$17	$(5,420)	$(504)

Loss before income taxes	$(17,930)	$(27,210)	$(66,068)	$(145,371)
Income tax expenses	-	(568)	-	(568)
Net loss	(17,930)	(27,778)	(66,068)	(145,939)

Other comprehensive income (loss)
Cumulative foreign currency
Translation adjustment
	3,516	(3,360)	6,408	(2,097)
Comprehensive loss	$(14,414)	$(31,138)	$(59,660)	$(148,036)

Weighted average number of shares outstanding – basic and diluted	56,779,000	47,900,000	63,438,300	47,900,000

Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Cash Flow
For the Nine Months Ended March 31, 2015 and 2014
(Unaudited)

	March 31, 2015	March 31, 2014
Cash Flow from Operating Activities
Net loss	$(66,068)	$(145,939)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,995	6,982
Share issuance for the debts settlement	155,383	-
Foreign currency exchange loss	-	3,459
Change in operating assets and liabilities:
Decrease in accounts receivable	1,642	(139)
Decrease (increase) in prepaid expenses and deposits	-	16,740
Increase (decrease) in accounts payable and accrued liabilities	(7,283)	10,816
Increase (decrease) in customer deposits	-	(32,543)
Net cash sourced (used) in operating activities	91,669	(140,624)

Cash Flows from Investing Activities
Net cash sourced (used) in investing activities	-	-

Cash Flows from Financing Activities
Proceed advanced from related party	29,121	-
Advance share issuance	33,546	-
Repayment of advances - related parties	(155,383)	(65,985)
Net cash provided (used) by financing activities	(92,716)	(65,985)

Cumulative translation adjustment	(1,706)	(4,099)

Net increase (decrease) in cash & cash equivalents for the year	(2,753)	(210,708)

Beginning of period
	14,570	221,835
End of period	$11,817	$11,127

Supplemental cash flows information
Interest received	-	-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity
For the Nine Months Ended March 31, 2015 and Year Ended June 30, 2014
(Unaudited)

					Accumulated		Total
			Additional		other		Shareholders’
		Common stock	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2011	25,900,000	2,590	173,695	-	1,677	(199,860)	(21,898)
Issue of common shares	22,000,000	2,200	627,800	-	-	-	630,000
Donated capital	-	-	1,731	-	-	-	1,731
Foreign currency	-	-	-	-	(1,277)	-	(1,277)
translation adjustment
Net loss	-	-	-	-	-	(305,309)	(305,309)

Balance at June 30, 2012	47,900,000	4,790	803,226	-	400	(505,169)	303,247
Capital stock	-	-	-	(301,000)	-	-	(301,000)
Capital stock	-	-	-	301,000	-	-	301,000
Foreign currency	-	-	-	-	3,151	-	3,151
translation adjustment
Net loss	-	-	-	-	-	(261,213)	(261,213)

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency	-	-	-	-	(4,211)	-	(4,211)
translation adjustment
Net loss	-	-	-	-	-	(176,000)	(176,000)

Balance at June 30, 2014	47,900,000	4,790	803,226	-	(660)	(942,382)	(135,026)
Capital stock	15,538,300	1,554	153,829		-	-	155,383
Foreign currency	-	-	-	-	6,408	-	6,408
translation adjustment
Net loss	-	-		-	-	(66,068)	(66,068)
Balance at March 31, 2015	63,438,300	6,344	957,055	-	5,748	(1,008,450)	(39,303)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine months Ended March 31, 2015 and 2014

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
For the Three and Nine months Ended March 31, 2015 and 2014

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

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars. These unaudited financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-Q for the quarters ended March 31, 2015, as filed with the U.S. Securities and Exchange Commission.

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

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at March 31, 2015.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine months Ended March 31, 2015 and 2014

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

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2015, we have no cash equivalents.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,008,450, and a net loss for the quarters ended March 31, 2015 and 2014 of $66,068 and $145,939, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine months Ended March 31, 2015 and 2014

Note 3 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $37,794 consists of advanced share issuance from an independent of $30,603, operating expense payable of $4,395 and payroll payable of $2,796 as at March 31, 2015.

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

Note 5 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at March 31, 2015 and 2014 are as follows:

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine months Ended March 31, 2015 and 2014

	For the Nine Months Ended	For the Year Ended
	March 31, 2015	June 30, 2014

United States of America	$(25,248)	$(76,464)
Canada	(33,118)	(42,513)
People's Republic of China	(7,702)	(57,023)
Loss before income taxes	$(66,068)	$(176,000)

The components of deferred taxes assets at March 31, 2105 and June 30, 2014:

	2015	2014

USA net operating losses	$3,282	$25,998
Canada net operating losses	4,305	5,739
PRC net operating losses	2,080	15,494
Deferred tax assets, net	9,667	47,231
Less: valuation allowance	(9,667)	(47,231)
Deferred tax assets, net	$-	$-

As of March 31, 2015, the Company has an accumulated deficit of $1,008,450 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended March 31, 2015 and 2014, there were no tax penalties or interest.

Note 6 – Commitment and Contingencies

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

The lease agreement in Beijing office was terminated effective from October 1, 2013.

On May 30, 2014, the Company assigned the lease agreement dated November 1, 2011 to Meixi Travel LLC effective on August 1, 2014.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending March 31	Amounts

2014	9,500
2015	9,600
2016	9,600
2017	-
2018 and thereafter	-

Total	$28,700

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine months Ended March 31, 2015 and 2014

For each of the quarters ended March 31, 2015 and 2014, the Company recorded a rent expense of $8,101 and $68,160, respectively.

Note 7 – Common Stock

The Share Purchase Agreement with Mr. Wu Hao was not completed in January 2013, and both the Company and Mr. Wu Hao agreed to terminate the agreement entered on December 15, 2012. On October 26, 2014, the Company issued 15,538,300 common shares of the Company to settle the debts payable of $155,383 to related parties at $0.01 per share.

The Company is authorized to issue 500,000,000 shares of common stock. As of March 31, 2015 and the filing date of this report, 63,438,300 shares of common stock were issued and outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the quarters ended March 31, 2015 and 2014.

Nine Months Ended March 31, 2015 and 2014.

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2015	2014
Revenues	$5,191	$15,155
Expenses
General and administrative expenses	65,839	160,022
Interest income		20
Foreign currency exchange gain (loss)	5,420	(524)
Income tax expenses	-	(568)
Net loss	$(66,068)	$(145,939)

Revenues

We have generated total revenues of $5,191 from our operations during for the nine months ended March 31, 2015 compared to $15,155 from the same period a year ago, a decrease of $9,964 or 192%. The decrease was attributed to the slow down of our travel business and as a result we made fewer sales.

Expenses

General and administrative expenses for the nine months ended March 31, 2015 decreased by $94,183 or 143% compared with the same period in 2014. The decreased expenses during 2015 were due to reduction in employees in the United States and office closure in Seattle.

Net loss

We had net losses of $66,068, and $145,939 for the nine months ended March 31, 2015 and 2014, respectively, a decrease of $79,871 or 155% and had an accumulated deficit of $1,008,450 since the inception of our business. The decrease in net loss is mainly attributed to sales revenue and general and administrative expenses decrease discussed above.

Three Months Ended March 31, 2015 and 2014:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Revenues	$3,435	$920

Expenses
General and administrative expenses	18,051	28,147
Interest income	-	20
Foreign currency exchange gain (loss)	(3,314)	(3)
Income tax expenses	-	(568)
Net loss	$(17,930)	$(27,778)

Revenues

We have generated total revenues of $3,435 from operations during the three months ended March 31, 2015 as compared to $920 for the same period in 2014, an increase of $2,515 or 273%. The increase was mainly due to the increase in our travel business in the quarters ended March 31, 2015.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2015 decreased by $10,096 or 36%, compared with the same period in 2014 primarily because of decreased operating cost in rent and payroll expenses as discussed above.

Net loss

We had net losses of $17,930 and $27,778 for the three months ended March 31, 2015 and 2014, respectively, a decrease of $9,848 or 35% and had an accumulated deficit of $1,008,450 since the inception of our business. The increase in net loss is mainly attributable to an increase in sales revenue and decrease of general and administrative expenses.

Liquidity and Capital Resources

Our financial conditions for the nine months ended March 31, 2015 and 2014 are summarized as follows:

Working Capital
	March 31,	March 31,
	2015	2014
Current Assets	$12,569	$11,524
Current Liabilities	(63,714)	(156,744)
Working Capital	$(51,145)	$(145,220)

Our working capital deficit significantly decreased from the previous year but current assets were still insufficient to cover liabilities; the deficit magnitude decreased by some $94,075 due to share issuance for settlement of debt to related parties and as we have not generated any significant revenue to cover expenses.

Cash Flows
	March 31,	March 31,
	2015	2014
Cash used in operating activities	$91,669	$(140,624)
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	(92,716)	(65,985)
Cumulative translation adjustment	(1,706)	(4,099)
Net increase (decrease) in cash	$(2,753)	$(210,708)

Cash Used in Operating Activities

For the nine months ended March 31, 2015, our cash used in operating activities decreased by $66,910 or 55% from $91,669 included the share issuance for the debts settlement compared with $155,383 for the current year. The decrease is mainly due to general and administrative expenses decrease.

Cash Used in Investing Activities

For the nine months ended March 31, 2015, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the nine months ended March 31, 2015, we provided $62,667 in financing activities advanced from related parties and advanced share insurance from an independent investor excluding repayment of $155,383 compared in repayments to advances from related to the same period last year where we repaid $65,985 in advances from related parties.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses :

Expense	Amount
General and administrative	$100,000
Professional fees	26,000
Foreign currency exchange loss	8,000
Total	$134,000

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

Date: May 14, 2015