Form 10-K
period 2015-06-30
W&E Source Corp.
filed 2015-09-30
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-52276

W&E SOURCE CORP.
((Exact name of registrant as specified in its charter)

Delaware	98-0471083
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

Delaware Intercorp, Inc., 113 Barksdale Professional Center, Newark, DE 19711(
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (450) 443-1153

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.0001 par value per share(
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
Yes [   ]        No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2014, was $134,625. All executive officers, directors and holders of 5% or more of our outstanding common stocks have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of September 25, 2015 there were 63,438,300 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

Employees

As of June 30, 2015, we have one employee, who is responsible for sales of the various travel products we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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

As a participant in the global travel industry, our business and operating results are impacted by global economic conditions, including the recent European debt crisis, a slowdown in growth of the Chinese economy, a prolonged slow economic recovery in Japan and a general reduction in net disposable income as a result of fiscal measures adopted by countries to address high levels of budgetary indebtedness, which may adversely affect our business, results of operations and financial condition. In our industry, the recent financial crisis and global recession have resulted in higher unemployment, a decline in consumer confidence, large-scale business failures and tightened credit markets. As a result, the global travel industry, which historically has grown at a rate in excess of global GDP growth during economic expansions, has experienced a cyclical downturn. A continuation of recent adverse economic developments in areas such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, particularly a rise in the price of crude oil, and other matters could reduce discretionary spending further and cause the travel industry to continue to contract. In addition, the global economy may not recover as quickly or to the extent anticipated, and consumer spending on leisure travel and business spending on corporate travel may not increase despite improvement in economic conditions. As a result, our business may not benefit from a broader macroeconomic recovery, which could adversely affect our business, financial condition or results of operations.

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

As of June 30, 2015, we had an accumulated deficit of $1,023,523. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

In their report accompanying this annual report, our independent auditors stated that our consolidated financial statements were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as we have losses from operations and an accumulated deficit. We anticipate that we will continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities. Our lack of revenue and continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our officers and directors in the aggregate, beneficially own approximately 58.3% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Fluctuation of the Renminbi could materially affect our financial condition and results of operations. Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2015, the exchange rate between the Renminbi and the United States dollar was approximately 6.1881 Renminbi to everyone United States dollar.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease our only office in Vancouver which covers approximately 400 square feet with an annual lease of CA$9,600. We subleased out office in Seattle to a third party effective August 1, 2014. We did not renew our lease for our Beijing office which terminated at the end of 2013.

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

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2015 and 2014 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2015	$0.04	$0.02
March 31, 2015	$0.02	$0.01
December 31, 2014	$0.04	$0.02
September 30, 2014	$0.04	$0.02
June 30, 2014	$0.44	$0.02
March 31, 2014	$0.02	$0.02
December 31, 2013	$0.04	$0.02
September 30, 2013	$0.04	$0.02

Holders of our Common Stock

As of June 30, 2015, there were approximately 57 holders of record of our common stock. As of such date, 63,438,300 shares of common stock were issued and outstanding.

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

Securities authorized for issuance under equity compensation plans.

As at June 30, 2015, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities

On October 26, 2014, the Company entered into Loan Repayment Agreements with four individuals who had extended loans to the Company with a total outstanding balance of $155,383 (the “Loans”). Pursuant to the Loan Repayment Agreements, the Company issued a total of 15,538,300 shares of its common stock, $0.0001 par value per share (the “Shares”), at the price of $0.01 per share as full repayment for the Loans. These shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption provided by Regulation S under the Securities Act.

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

We have three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China. We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of June 30, 2015 due to lack of business and to reduce operating cost.

We have begun to engage in services such as airline and cruise ticketing, customized and packaged tours, travel blogs, travel magazines, sales of travel related merchandise, group hotel reservations, business travel arrangements, conference travel arrangements, car rental and admission ticket sale for local tourist attractions.

We will continue to explore other business growth opportunities, regardless of industry, in order to diversify our business operations and investments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2015 and 2014.

Years Ended June 30, 2015 and 2014:

	June 30,	June 30,
	2015	2014
Revenues	$7,374	$22,454
Cost of sold	(3,031)	(3,363)
Expenses
General and administrative expenses	81,928	198,313
Other income	3,556	3,204
Interest Income	-	20
Interest Expense	-	(2)
Foreign currency exchange loss (gain)	-	-
Net loss	$(81,141)	$(176,000)

Revenues

We have generated total revenues of $7,374 from our operations during the year ended June 30, 2015 as compared to the year ended June 30, 2014 where we generated total revenues of $22,454 or a decrease of 67%. The decrease was due to increased competition in the tourism market which resulted in a decrease in sales.

Expenses

General and administrative expenses for the year ended June 30, 2015 decreased by $97,859 or 56% compared with the same period in 2014. The decreased expenses during 2015 were mainly due to the termination of an employee and rent for one closed office in the United States and rent for the closed Beijing office.

Net loss

We had net losses of $81,141 and $176,000 for the years ended June 30, 2015 and 2014, respectively, and had an accumulated deficit of $1,023,523 since the inception of our business.

Liquidity and Capital Resources

Our financial conditions for the years ended June 30, 2015 and 2014 are summarized as follows:

Working Capital
	June 30, 2015	June 30, 2014
Current Assets	$11,496	$17,259
Current Liabilities	(79,523)	(174,499)
Working Capital	$(68,027)	$(157,240)

Our working capital in deficiency for the year ended June 30, 2015 was significantly decreased by $89,213 compared with 2014 mainly due to issue shares to settle the debts payable to related parties for operations.

Cash Flows

	June 30, 2015	June 30, 2014
Cash used in operating activities	$(77,000)	$(203,054)
Cash used in investing activities	-	-
Cash provided by financing activities	74,128	-
Cumulative translation adjustment	(1,218)	(4,211)
Net increase (decrease) in cash	$(3,676)	$(207,265)

Cash Used in Operating Activities

For the year ended June 30, 2015, our cash used in operating activities decreased by $126,054 compared with previous year. The decrease is mainly due to general and administrative expenses decrease in audit and accounting fees, legal expenses, rental expenses and payroll expenses.

Cash Used in Investing Activities

For the year ended June 30, 2015, no cash was used in investing activities.

Cash Provided by Financing Activities

For the year ended June 30, 2015, $74,542 in cash was provided by financing activities. There were $29,414 in proceeds from related parties and $45,128 in advance for shares issuance from an independent.

Cash Requirements

Over the next 12-months ending June 30, 2016, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$40,000
Professional fees	40,000
Foreign currency exchange loss	6,000
Total	$86,000

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015. Our management’s evaluation of our internal control over financial reporting was based on the framework in

Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2015 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Hong Ba	Chief Executive Officer, Chief Financial Officer, and Director	48	August 1, 2011 September 1, 2011
Junjun Wu	Director	44	September 1, 2011

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

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2015. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended June 30, 2015, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Shuzhen Lin failed to file a Form 3 after acquiring shares of the Company’s common stock on October 31, 2014 which resulted in her becoming a greater than 10% beneficial owner.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2015; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2015 and 2014, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hong Ba CEO, CFO and Director	2015 2014	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2015, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2015, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2015, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2015.

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

Aggregated Options Exercised in the Year Ended June 30, 2015 and Year End Option Values

As at June 30, 2015, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year end June 30, 2015 therefore no options were re-priced.

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

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class [1]
Officers and Directors
common stock	Hong Ba Unit 2702, Sanlitun SOHO Building 2, No. 8, Gongtibeilu Chaoyang District, Bejing China 100027	22,000,000 Direct	34.7%

common stock	Junjun Wu 1-97 Hongqi North Street Xiaowang Village, Wanbailin District Taiyuan Shanxi PRC 030024	15,000,000 Direct	23.7%
5% Beneficial Owner	Directors and Officers as a Group (2 persons)	37,000,000 Direct	58.3%
common stock	Shuzhen Lin #6-6-202 Juifeng Rd. 39 Jiancaoping Zone Taiyuan, Shanxi China	12,975,800 Direct	20.5%

Security ownership of certain beneficial owners

Percentage of ownership is based on 63,438,300 shares of common stock issued and outstanding as of September 25, 2015. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Changes in Control

On January 23, 2012, our CEO, Ms. Hong Ba entered into a stock purchase agreement with the Company to purchase 22,000,000 shares of our common stock for an aggregate purchase price of RMB 4,000,000 (approximately US$630,000). As a result of the stock purchase, Ms. Hong Ba is now the largest shareholder of the Company holding approximately 34.7% of our total outstanding shares of common stock.

Prior to the issuance of 22,000,000 shares to Ms. Ba, our director, Mr. Junjun Wu was our largest shareholder, who held approximately 58% of our total outstanding shares of common stock. After the issuance of shares to Ms. Ba, Mr. Wu now holds approximately 23.7% of our total outstanding shares of common stock and is our second largest shareholder.

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

On October 31, 2014, the Company issued 14,962,200 common shares of the Company to settle the whole debt payable of $149,622 to Ba Hong, the CEO of the Company, at a price of $0.01 per share, and issued 1,562,500 shares valued at $15,625 to Haodu Li, 11,475,800 shares valued at $114,758 to Shuzhen Lin and 1,000,000 shares valued at $10,000 to Ting Mu, respectively, as payment of the debt.

During the fiscal year ended June 30, 2015, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,686 in rent and $5,764 of this was settled by the issuance of 576,400 shares of the Company’s common stock at a price of $0.01 per share to Mr. Li and $1,921 is still outstanding.

Other than the disclosure above, none of the following parties has, during the Company’s last two fiscal years or thereafter, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2015 and 2014:

Services	2015	2014
Audit fees	$8,000	$23,836
Tax fees	-	-
All other fees	-	-
Total fees	$8,000	$23,836

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2015 and 2014 in connection with statutory and regulatory filings or engagements.

Tax Fees

Consisted of fees billed for professional services rendered by the principal accountant for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

(3) The following Exhibits are filed as part of this report on Form 10-K:

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarter Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Loan Repayment Agreement (attached as an exhibit to our Current Report on Form 8-K filed October 30, 2014)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (attached as an exhibit to our annual report on Form 10-K filed on October 11, 2012)
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W&E SOURCE CORP.

By: /s/ Hong Ba
Hong Ba
CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director, CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2015

/s/ Junjun Wu
Junjun Wu
Director
Date: September 28, 2015

W&E Source Corp.
Financial Statements
As of and for the years ended June 30, 2015 and 2014

CANUSWA ACCOUNTING & TAX SERVICES INC.

16301 NE 8th Street, Suite 138, Bellevue, WA 98008
Tel: 408-329-6249/425-516-7453
E-mail: info@canuswa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
W&E Source Corp.

We have audited the accompanying balance sheets of W&E Source Corp. as of June 30, 2015 and the related statements of operation, changes in shareholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended June 30, 2014, were audited by other auditors; whose report dated Sept. 23, 2014; express an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph about the Companys ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W&E Source Corp. as of June 30, 2015 and the results of its operation and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

Managements plans regarding those matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Canuswa Accounting & Tax Services Inc.
Bellevue, WA 98008
Sept. 28, 2015

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of June 30, 2015 and 2014
(Audited)

	June 30, 2015	June 30, 2014

Assets
Current Assets
Cash	$10,893	$14,570
Accounts receivables	603	2,208
Other receivables	-	481
Total current assets	11,496	17,259

Non-Current Assets
Prepayments/Deposits	12,009	14,058
Property and equipment, net	-	8,156
Total non-current assets	12,009	22,214

TOTAL ASSETS	$23,505	$39,473

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$7,128	$13,902
Wage payable and other payable	2,142	1,528
Advanced for share issuance	42,412	-
Advances from related parties and related party payables	27,841	159,069
Total current liabilities	79,523	174,499

TOTAL LIABILITIES	79,523	174,499

Shareholders' equity
Common stock, $0.0001 par value, 500,000,000 shares authorized, 63,438,300 shares issued and outstanding as of June 30, 2015	6,344	4,790
Additional paid-in capital	957,055	803,226
Accumulated deficit	(1,023,523)	(942,382)
Accumulated other comprehensive income	4,106	(660)
Total shareholders’ equity	(56,018)	(135,026)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,505	$39,473

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.

(Formerly News of China Inc.)

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended June 30, 2015 and 2014

(Audited)

	June 30, 2015	June 30, 2014

Revenues	$7,374	$22,454

Cost of revenues	(3,031)	(3,363)

Gross profit	4,343	19,091

Operating expenses

General and administrative expenses	81,928	198,313

Total operating expenses	81,928	198,313

Operating Loss	(77,585)	(179,222)

Other income (expense)
Other income	-	3,204
Interest income	-	20
Interest expense	-	(2)
Foreign currency exchange (loss) gain	(3,556)	-
Total other income (expense)	(3,556)	3,222

Net loss	(81,141)	(176,000)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	4,766	(660)

Comprehensive loss	$(76,375)	$(176,660)

Weighted average number of shares outstanding - basic and diluted	58,443,846	47,900,000

Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
For the Years Ended June 30, 2015 and 2014
(Audited)

					Accumulated		Total
			Additional		other		Shareholders’
	Common stock		Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2011	25,900,000	2,590	173,695	-	1,677	(199,860)	(21,898)
Issue of common shares	22,000,000	2,200	627,800	-	-	-	630,000
Donated capital	-	-	1,731	-	-	-	1,731
Foreign currency	-	-	-	-	(1,277)	-	(1,277)
translation adjustment
Net loss	-	-	-	-	-	(305,309)	(305,309)

Balance at June 30, 2012	47,900,000	4,790	803,226	-	400	(505,169)	303,247
Capital stock	-	-	-	(301,000)	-	-	(301,000)
Capital stock	-	-	-	301,000	-	-	301,000
Foreign currency	-	-	-	-	3,151	-	3,151
translation adjustment
Net loss	-	-	-	-	-	(261,213)	(261,213)

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency	-	-	-	-	(4,211)	-	(4,211)
translation adjustment
Net loss	-	-	-	-	-	(176,000)	(176,000)

Balance at June 30, 2014	47,900,000	4,790	803,226	-	(660)	(942,382)	(135,026)
Issue of common shares	15,538,300	1,554	153,829	-	-	-	155,383
Foreign currency	-	-	-	-	4,766	-	4,766
translation adjustment
Net Loss	-	-	-	-	-	(81,141)	(81,141)

Balance at June 30, 2015	63,438,300	6,344	957,055	-	4,106	1,023,523	(56,018)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2015 and 2014
(Audited)

	June 30, 2015	June 30, 2014
Cash Flow from Operating Activities
Net loss	$(81,141)	$(176,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	7,965	13,704
Change in operating assets and liabilities:
Decrease in accounts receivable	1,823	(2,208)
Decrease in other receivable	(85)	(481)
Decrease (increase) in prepaid expenses and deposits	-	20,938
Increase (decrease) in accounts payable and accrued liabilities	(5,562)	3,248
Increase (decrease) in other payable	-	1,528
Decrease (increase) in related party payable	-	(40,927)
Increase (decrease) in customer deposits	-	(22,856)
Net cash sourced (used) in operating activities	(77,000)	(203,054)

Cash Flows from Investing Activities
Proceeds from return of equipment	-	-
Net cash sourced (used) in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from advances - related parties	29,414	-
Proceeds from Advance share issuance	45,128	-
Net cash provided (used) by financing activities	74,542	-

Cumulative translation adjustment	(1,218)	(4,211)

Net increase (decrease) in cash & cash equivalents for the year	(3,676)	(207,265)

Beginning of period
	14,570	221,835
End of period	$10,893	$14,570

Supplemental cash flows information
Interest received	-	20
Interest paid	-	2
Income tax paid	-	-
Share issuance for the debt settlement	155,383	-

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

e. Loss per share. Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2015 and 2014.

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

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2015 and 2014, we have no cash equivalents.

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

Note 3 - Going Concern As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,023,523, and a net loss for each of the years ended June 30, 2015 and 2014 of $81,141 and $176,000, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management believes that the current action to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $7,128 as of June 30, 2015 consists of a refund to customer of $1,324, payment for vendors (hotel) of $592, $5,000 in audit fee and others of $212.

Note 5 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). Mr. Chen Xi Shi is the former Chief Financial Officer and Director of the Company. The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing. On October 26, 2014, the Company issued 14,962,200 common shares of the Company to settle the debts payable of $149,622 to related parties at $0.01 per share for operations on behalf of ATCI, ATGI and ATBI. During the fiscal year ended June 30, 2015, the Company owned by a director of the Company charged $7,686 in rent and $5,764 was settled in share issuance and $1,921 has been due to the related party.

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2015	June 30, 2014

United States of America	$(34,880)	$(76,464)
Canada	(39,433)	(42,513)
People's Republic of China	(6,828)	(57,023)
Loss before income taxes	$(81,141)	$(176,000)

The components of deferred taxes assets at June 30:

	2015	2014

USA net operating losses	$11,859	$25,998
Canada net operating losses	5,323	5,739
PRC net operating losses	1,855	15,494
Deferred tax assets, net	19,037	47,231
Less: valuation allowance	(19,037)	(47,231)
Deferred tax assets, net	$-	$-

As of June 30, 2015, the Company has an accumulated deficit of $1,023,523 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2015 and 2014, there were no tax penalties or interest.

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

Year Ending June 30	Amounts

2015	10,044
2016	9,600
2017	9,600
2018 and thereafter	-

Total	$29,244

For each of the years ended June 30, 2015 and 2014, the Company recorded a rent expense of $10,044 and $73,261, respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2015 and June 30, 2014, 63,438,300 and 47,900,000 shares of common stock were issued and outstanding, respectively.