Form 10-Q
period 2015-09-30
W&E Source Corp.
filed 2015-11-04
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Yes [   ]        No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,438,300 shares of common stock issued and outstanding as of October 30, 2015.

1

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current Assets
Cash	$4,301	$10,893
Accounts receivable	509	603
Advanced expense	606	-
Total current assets	5,416	11,496

Non-Current Assets
Prepayments/Deposits	11,240	12,009
Total non-current assets	11,240	12,009

TOTAL ASSETS	$16,656	$23,505

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$35,660	$7,128
Wage payable and other payable	-	2,142
Advanced for share issuance	39,695	42,412
Advances from related parties and related party payables	3,597	27,841
Customer deposit	1,124	-
Total current liabilities	80,076	79,523

TOTAL LIABILITIES	80,076	79,523

Shareholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 63,438,300 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	6,344	6,344

Additional paid-in capital	957,055	957,055
Accumulated deficit	(1,034,307)	(1,023,523)
Accumulated other comprehensive income	7,488	4,106
Total shareholders’ deficit	(63,420)	(56,018)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$16,656	$23,505

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)

	September 30, 2015	September 30, 2014

Net revenues	$616	$857
Gross profit	616	857

Operating expenses
General and administrative expenses	9,716	20,879
Total operating expenses	9,716	20,879

Operating Loss	(9,100)	(20,022)

Other Income (expense)
Foreign currency exchange (loss) gain	(1,684)	1,095
Total other income (expense)	$(1,684)	$1,095

Net loss	(10,784)	(18,927)

Other comprehensive income (loss)
Cumulative foreign currency Translation adjustment	3,382	667
Comprehensive loss	$(7,402)	$(18,260)

Weighted average number of shares outstanding – basic and diluted	63,483,300	47,900,000

Loss per share – basic and diluted	(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Cash Flow
For the Three Months Ended September 30, 2015 and 2014
(Unaudited)

	September 30, 2015	September 30, 2014
Cash Flow from Operating Activities
Net loss	$(10,784)	$(18,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	3,435
Foreign currency exchange loss	3,320	-
Change in operating assets and liabilities:
Decrease in accounts receivable	69	2,011
Decrease (increase) in prepaid expenses and deposits	76	-
Increase (decrease) in accounts payable and accrued	(14)	(7,519)
liabilities
Increase (decrease) in customer deposits	1,146	50
Net cash sourced (used) in operating activities	(6,187)	(20,950)

Cash Flows from Investing Activities
Net cash sourced (used) in investing activities	-	-

Cash Flows from Financing Activities
Due to related party	1,833	21,483
Net cash provided (used) by financing activities	1,833	21,483

Cumulative translation adjustment	(2,238)	(520)

Net increase (decrease) in cash & cash equivalents for the year	(6,592)	13

Beginning of period
	10,893	14,570
End of period	$4,301	$14,583

Supplemental cash flows information
Interest received	-	-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Three Months Ended September 30, 2015 and Year Ended June 30, 2015
(Unaudited)

					Accumulated		Total
			Additional		other		Shareholders’
		Common stock	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2011	25,900,000	2,590	173,695	-	1,677	(199,860)	(21,898)
Issue of common shares	22,000,000	2,200	627,800	-	-	-	630,000
Donated capital	-	-	1,731	-	-	-	1,731
Foreign currency translation adjustment	-	-	-	-	(1,277)	-	(1,277)
Net loss	-	-	-	-	-	(305,309)	(305,309)
Balance at June 30, 2012	47,900,000	4,790	803,226	-	400	(505,169)	303,247
Capital stock	-	-	-	(301,000)	-	-	(301,000)
Capital stock	-	-	-	301,000	-	-	301,000
Foreign currency translation adjustment	-	-	-	-	3,151	-	3,151
Net loss	-	-	-	-	-	(261,213)	(261,213)

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency translation adjustment	-	-	-	-	(4,211)	-	(4,211)
Net loss	-	-	-	-	-	(176,000)	(176,000)
Balance at June 30, 2014	47,900,000	4,790	803,226	-	(660)	(942,382)	(135,026)
Capital stock	15,538,300	1,554	153,829		-	-	155,383
Foreign currency translation adjustment	-	-	-	-	4,766	-	4,766
Net loss	-	-		-	-	(81,141)	(81,141)
Balance at June 30, 2015	63,438,300	6,344	957,055	-	4,106	(1,023,523)	(56,018)
Foreign currency translation adjustment	-	-	-	-	3,382	-	3,382
Net Loss	-	-	-	-		(10,784)	(10,784)
Balance at September 30, 2015	63,438,300	6,344	957,055	-	7,488	(1,034,307)	(63,420)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three months Ended September 30, 2015 and 2014

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
For the Three months Ended September 30, 2015 and 2014

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

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred. The financial statements are expressed in U.S. dollars. These unaudited financial statements should be read in conjunction with a reading of the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended June 30, 2015, as filed with the U.S. Securities and Exchange Commission.

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

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2015.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three months Ended September 30, 2015 and 2014

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

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2015, we have no cash equivalents.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,034,307, and a net loss for the quarters ended September 30, 2015 and 2014 of $10,784 and $18,927, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three months Ended September 30, 2015 and 2014

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $35,660 as of September 30, 2015 consists of a payment for vendor (hotel) of $553, various vendors of $9,119 in professional fees and previous director of $25,988.

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

During three months ended September 30, 2015, no shares of the Company’s capital stock were issued. During the last fiscal year ended June 30, 2015, on October 26, 2014, the Company issued 14,962,200 common shares of the Company to settle the debts payable of $149,622 to related parties at $0.01 per share for operations on behalf of ATCI, ATGI and ATBI.

During the three months ended September 30, 2015, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,833(2014 - $2,203) in rent and $3,597 (June 30, 2015 - $1,921) is outstanding.

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three months Ended September 30, 2015 and 2014

	For the Quarter Ended	For the Year Ended
	September 30, 2015	June 30, 2015

United States of America	$(7,436)	$(34,880)
Canada	(3,324)	(39,433)
People's Republic of China	(24)	(6,828)
Loss before income taxes	$(10,784)	$(81,141)

The components of deferred taxes assets at September 30, 2015 and June 30, 2015:

	2015	2015

USA net operating losses	$2,528	$11,859
Canada net operating losses	449	5,323
PRC net operating losses	7	1,855
Deferred tax assets, net	2,984	19,037
Less: valuation allowance	(2,984)	(19,037)
Deferred tax assets, net	$-	$-

As of September 30, 2015, the Company has an accumulated deficit of $1,034,307 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended September 30, 2015 and June 30, 2015, there were no tax penalties or interest.

Note 7 – Commitment and Contingencies

The Company leases office spaces for different terms under long-term, non-cancelable operating lease agreements. Monthly rent ranges from $780 to $8,151 and deposits range from $4,000 to $16,302. The leases expire at various dates through 2016 and provide for renewal options ranging from twenty-six months to three years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

On May 30, 2014, the Company assigned the lease agreement dated November 1, 2011 to Meixi Travel LLC effective on August 1, 2014.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending June 30	Amounts

2015	9,600
2016	9,600
2017	9,600
2018 and thereafter	-

Total	$28,800

For each of the quarters ended September 30, 2015 and 2014, the Company recorded a rent expense of $2,400 and $4,074, respectively.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three months Ended September 30, 2015 and 2014

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of September 30, 2015 and June 30, 2015, 63,438,300 and 63,438,300 shares of common stock were issued and outstanding, respectively.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of June 30, 2015 due to lack of business and to reduce operating costs.

We are engaged in services such as airline and cruise ticketing, customized and packaged tours, travel blogs, travel magazines, sales of travel related merchandise, group hotel reservations, business travel arrangements, conference travel arrangements, car rental and admission ticket sale for local tourist attractions.

We will continue to explore other business growth opportunities, regardless of industry, in order to diversify our business operations and investments.

On January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name from News of China, Inc. to W&E Source Corp. In connection the name change, our listing symbol on the OTCQB also changed from “NWCH” to “WESC.” Our new website which is currently under construction can be accessed at www.wescus.com. In addition, the Company also increased its total authorized shares to 500,000,000 to anticipate future financing through the issuance of our equity or convertible debt to finance our business.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended September 30, 2015 and 2014 contained in this Report.

Three Months Ended September 30, 2015 and 2014:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2015	2014
Revenues	$616	$857
Expenses
General and administrative expenses	9,716	20,879
Foreign currency exchange gain (loss)	(1,684)	1,095
Net loss	$(10,784)	$(18,927)

Revenues

We have generated total revenues of $616 from operations during the three months ended September 30, 2015 as compared to $857 for the same period in 2014, a decrease of $241 or 28%. The decrease was mainly due to the decrease in our travel business in the quarter ended September 30, 2015.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2015 decreased by $11,163 or 53%, compared with the same period in 2014 primarily because of decreased operating cost in rent and payroll expenses as discussed above.

Net loss

We had net losses of $10,784 and $18,927 for the three months ended September 30, 2015 and 2014, respectively, a decrease of $8,143 or 43%, and had an accumulated deficit of $1,034,307 since the inception of our business as at September 30, 2015. The decrease in net loss is mainly attributable to a decrease of general and administrative expenses, as partially offset by a decrease in sales revenue.

Liquidity and Capital Resources

Our financial conditions for the three month periods ended September 30, 2015 and 2014 are summarized as follows:

Working Capital

	September 30,	September 30,
	2015	2014
Current Assets	$5,416	$11,496
Current Liabilities	(80,076)	(79,523)
Working Capital	$(74,660)	$(68,027)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $6,633 due to a significant increase of accounts payable for the last fiscal year end audit professional fees.

Cash Flows

	September 30,	September 30,
	2015	2014
Cash used in operating activities	$(6,187)	$(20,950)
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	1,833	21,483
Cumulative translation adjustment	(2,238)	(520)
Net increase (decrease) in cash	$(6,592)	$13

Cash Used in Operating Activities

For the three months ended September 30, 2015, our cash used in operating activities decreased by $14,763 or 70% from $20,950 compared with $6,187 for the three months in the current year. The decrease is mainly due to a decrease in general and administrative expenses and a decrease in accounts payable compared with the three months in last year.

Cash Used in Investing Activities

For the three months ended September 30, 2015, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the three months ended September 30, 2015, we received $1,833 from financing activities advanced from a related party, as compared with $21,483 advanced from related parties for operating expenses for the three months ended September 30, 2014.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$50,000
Professional fees	25,000
Foreign currency exchange loss	10,000
Total	$85,000

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

Transactions with related persons

During the three months ended September 30, 2015, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,833 (2014 - $2,203) in rent and $3,597 (June 30, 2015 - $1,921) is outstanding.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended June 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2015. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2015 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.3	Certificate of Amendment to the Certificate of Incorporation filed on January 17, 2012. (attached as an exhibit to our Form 10-Q filed February 10, 2012)
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data Files
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

/s/ Hong Ba
Hong Ba
CEO and CFO
Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer

Date: November 4, 2015