Form 10-Q
period 2015-12-31
W&E Source Corp.
filed 2016-02-09
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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
63,438,300 shares of common stock issued and outstanding as of February 9, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANUSWA ACCOUNTING & TAX SERVICES INC.
16301 NE 8th Street, Suite 138, Bellevue, WA 98008	Tel: 425-516-7453

Review Engagement Report

Board of Directors and Shareholders
W&E Source Corp.
113 Barksdale Professional Center
Newark, DE 19711
USA

We have reviewed the balance sheet of W&E Source Corp. of Quarter two as of Dec.31, 2015, and the related statement of operations, retained earnings, and cash flow for the quarter then ended. Our review was made in accordance with generally accepted standards established for review engagement and accordingly consisted primarily of enquiry, analytical procedures, discussion related to information supplied to us by the company. A review does not constitute an audit, and consequently, we do not express an audit opinion on these financial statements.

Based on our reviews, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with the US generally accepted accounting principles.

/s/ Canuswa Accounting & Tax services Inc.
Feb. 05, 2016

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

	December 31, 2015	June 30, 2015
Assets
Current Assets
Cash	$7,253	$10,893
Accounts receivable	482	603
Advanced expense	202	-
Total current assets	7,937	11,496

Non-Current Assets
Prepayments/Deposits	10,838	12,009
Total non-current assets	10,838	12,009

TOTAL ASSETS	$18,775	$23,505

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$26,900	$7,128
Wage payable and other payable	-	2,142
Advanced for share issuance	58,484	42,412
Advances from related parties and related party payables	5,202	27,841
Customer deposit	-	-
Total current liabilities	90,586	79,523

TOTAL LIABILITIES	90,586	79,523

Shareholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 63,438,300 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	6,344	6,344

Additional paid-in capital	957,055	957,055
Accumulated deficit	(1,047,103)	(1,023,523)
Accumulated other comprehensive income	11,893	4,106
Total shareholders’ deficit	(71,811)	(56,018)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$18,775	$23,505

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

	2015	2014	2015	2014
	Three Months	Three Months	Six Months	Six Months
Net revenues	$1,948	$899	$2,564	$1,756

Operating expenses
General and administrative expenses	7,298	26,909	17,014	47,788

Loss from operation	(5,350)	(26,010)	(14,450)	(46,032)

Other Income (expense)
Interest income	-	-	-	-
Foreign currency exchange (loss) gain	(7,446)	(3,201)	(9,130)	(2,106)
Total other income (expense)	$(7,446)	$(3,201)	$(9,130)	$(2,106)

Loss before income taxes	$(12,796)	$(29,211)	$(23,580)	$(48,138)

Net loss	(12,796)	(29,211)	(23,580)	(48,138)

Other comprehensive income (loss)
Cumulative foreign currency Translation adjustment
	4,405	2,226	7,787	2,893
Comprehensive loss	$(8,391)	$(26,985)	$(15,793)	$(45,245)

Weighted average number of shares outstanding – basic and diluted	63,483,300	59,169,536	63,483,300	53,504,000
Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Cash Flow
For the Three and Six Months Ended December 31, 2015 and 2014
(Unaudited)

	December 31, 2015	December 31, 2014
Cash Flow from Operating Activities
Net loss	$(23,580)	$(48,138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	6,882
Share issuance for the debt settlement	-	155,383
Foreign currency exchange gain	4,173	-
Change in operating assets and liabilities:
Decrease in accounts receivable	131	2,090
Decrease (increase) in prepaid expenses and deposits	76	-
Increase (decrease) in accounts payable and accrued liabilities	(8,362)	12,609
Increase (decrease) in customer deposits	-	-
Net cash sourced (used) in operating activities	(27,562)	128,826

Cash Flows from Investing Activities
Net cash sourced (used) in investing activities	-	-

Cash Flows from Financing Activities
Proceed advanced for share issuance	21,158	-
Proceed advances from related party	3,630	23,540
Repayment of advances to related party	-	(155,383)
Net cash provided (used) by financing activities	24,788	(131,843)

Cumulative translation adjustment	(866)	(676)

Net increase (decrease) in cash & cash equivalents for the year	(3,640)	(3,693)

Beginning of period	10,893	14,570

End of period	$7,253	$10,877

Supplemental cash flows information
Interest received	-	-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Three and Six Months Ended December 31, 2015 and Year Ended June 30, 2015
(Unaudited)

					Accumulated		Total
			Additional		other		Shareholders’
		Common stock	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2011	25,900,000	2,590	173,695	-	1,677	(199,860)	(21,898)
Issue of common shares	22,000,000	2,200	627,800	-	-	-	630,000
Donated capital	-	-	1,731	-	-	-	1,731
Foreign currency translation adjustment	-	-	-	-	(1,277)	-	(1,277)
Net loss	-	-	-	-	-	(305,309)	(305,309)
Balance at June 30, 2012	47,900,000	4,790	803,226	-	400	(505,169)	303,247
Capital stock	-	-	-	(301,000)	-	-	(301,000)
Capital stock	-	-	-	301,000	-	-	301,000
Foreign currency translation adjustment	-	-	-	-	3,151	-	3,151
Net loss	-	-	-	-	-	(261,213)	(261,213)

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency translation adjustment	-	-	-	-	(4,211)	-	(4,211)
Net loss	-	-	-	-	-	(176,000)	(176,000)
Balance at June 30, 2014	47,900,000	4,790	803,226	-	(660)	(942,382)	(135,026)
Capital stock	15,538,300	1,554	153,829		-	-	155,383
Foreign currency translation adjustment	-	-	-	-	4,766	-	4,766
Net loss	-	-		-	-	(81,141)	(81,141)
Balance at June 30, 2015	63,438,300	6,344	957,055	-	4,106	(1,023,523)	(56,018)
Foreign currency translation adjustment	-	-	-	-	7,787	-	7,787
Net Loss	-	-	-	-		(23,580)	(23,580)
Balance at December 31, 2015	63,438,300	6,344	957,055	-	11,893	(1,047,103)	(71,811)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Six months Ended December 31, 2015 and 2014

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
For the Three and Six months Ended December 31, 2015 and 2014

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

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2015.

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
For the Three and Six months Ended December 31, 2015 and 2014

g.	Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2015, we have no cash equivalents.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,047,103, and a net loss for the quarters ended December 31, 2015 and 2014 of $23,580 and $48,138, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Recently Issued Accounting Pronouncements

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The amendments in ASU 2015-11 require an entity to measure in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. A reporting entity should apply the amendments prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The adoption of ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Six months Ended December 31, 2015 and 2014

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”. The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. The amendments in ASU 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The amendments in this ASU are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $26,900 as of December 31, 2015 consists of a payment for vendor (hotel) of $534, various vendors of $446 in professional fees and previous director of $25,920.

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

During the six months ended December 31, 2015, no shares of the Company’s capital stock were issued. During the last fiscal year ended June 30, 2015, on October 26, 2014, the Company issued 14,962,200 common shares of the Company to settle the debts payable of $149,622 to related parties at $0.01 per share for operations on behalf of ATCI, ATGI and ATBI.

During the six months ended December 31, 2015, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,631 (2014 - $4,314) in rent and $5,502 (June 30, 2015 - $1,921) is outstanding.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Six months Ended December 31, 2015 and 2014

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Quarter Ended	For the Year Ended
	December 31, 2015	June 30, 2015

United States of America	$(11,851)	$(34,880)
Canada	(9,374)	(39,433)
People's Republic of China	(2,355)	(6,828)
Loss before income taxes	$(23,580)	$(81,141)

Note 6 – Income Taxes (continued)

The components of deferred taxes assets at December 31, 2015 and June 30, 2015:

	2015	2015

USA net operating losses	$4,029	$11,859
Canada net operating losses	1,265	5,323
PRC net operating losses	640	1,855
Deferred tax assets, net	5,934	19,037
Less: valuation allowance	(2,984)	(19,037)
Deferred tax assets, net	$-	$-

As of December 31, 2015, the Company has an accumulated deficit of $1,047,103 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended December 31, 2015 and June 30, 2015, there were no tax penalties or interest.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Six months Ended December 31, 2015 and 2014

Note 7 – Commitment and Contingencies

The Company leases office spaces for different terms under long-term, non-cancelable operating lease agreements. Monthly rent ranges from $780 to $8,151 and deposits range from $4,000 to $16,302. The leases expire at various dates through 2016 and provide for renewal options ranging from twenty-six months to six years. In the normal course of business, it is expected that these leases will be renewed or replaced by leases on other properties.

On May 30, 2014, the Company assigned the lease agreement dated November 1, 2011 to Meixi Travel LLC effective on August 1, 2014.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending June 30	Amounts

2016	9,600
2017	9,600
2018	9,600
2019 and thereafter	-

Total	$28,800

For each of the quarters ended December 31, 2015 and 2014, the Company recorded a rent expense of $3,631 and $6,184, respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of December 31, 2015 and June 30, 2015, 63,438,300 and 63,438,300 shares of common stock were issued and outstanding, respectively.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”), Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”), and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of June 30, 2015 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended December 31, 2015 and 2014 contained in this Report.

Six Months Ended December 31, 2015 and 2014:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2015	2014
Revenues	$2,564	$1,756
Expenses
General and administrative expenses	(17,014)	(47,788)
Foreign currency exchange gain (loss)	(9,130)	(2,106)
Net loss	$(23,580)	$(48,138)

Revenues

We have generated total revenues of $2,564 from operations during the six months ended December 31, 2015 as compared to $1,756 for the same period in 2014, an increase of $808 or 46%. The increase was mainly due to the increase in our travel business in the quarter ended December 31, 2015.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2015 decreased by $30,774 or 64%, compared with the same period in 2014 primarily because of decreased operating cost in rent and payroll expenses.

Net loss

We had net losses of $23,580 and $48,138 for the six months ended December 31, 2015 and 2014, respectively, a decrease of $24,558 or 51%, and had an accumulated deficit of $1,047,103 since the inception of our business as at December 31, 2015. The decrease in net loss is mainly attributable to a decrease of general and administrative expenses, and to a lesser extent an increase in sales revenue.

Three Months Ended December 31, 2015 and 2014:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2015	2014
Revenues	$1,948	$899
Expenses
General and administrative expenses	(7,298)	(26,909)
Foreign currency exchange gain (loss)	(7,446)	(3,201)
Net loss	$(12,796)	$(29,211)

Revenues

We have generated total revenues of $1,948 from operations during the three months ended December 31, 2015 as compared to $899 for the same period in 2014, an increase of $1,049 or 117%. The increase was mainly due to the increase in our travel business in the quarter ended December 31, 2015.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2015 decreased by $19,611 or 73%, compared with the same period in 2014 primarily because of decreased operating cost in rent and payroll expenses.

Net loss

We had net losses of $12,796 and $29,211 for the three months ended December 31, 2015 and 2014, respectively, a decrease of $16,415 or 56%, and had an accumulated deficit of $1,047,103 since the inception of our business as at December 31, 2015. The decrease in net loss is mainly attributable to a decrease of general and administrative expenses, and to a lesser extent an increase in sales revenue.

Liquidity and Capital Resources

Our financial conditions for the six month periods ended December 31, 2015 and 2014 are summarized as follows:

Working Capital

	December 31,	December 31,
	2015	2014
Current Assets	$7,937	$13,296
Current Liabilities	(90,586)	(52,710)
Working Capital	$(82,649)	$(39,414)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $43,235 due to a significant increase of accounts payable for the last fiscal year end tax return professional fees and advances of share issuance from an independent party.

Cash Flows

	December 31,	December 31,
	2015	2014
Cash used in operating activities	$(27,562)	$128,826
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	24,788	(131,843)
Cumulative translation adjustment	(866)	(676)
Net increase (decrease) in cash	$(3,640)	$(3,693)

Cash Used in Operating Activities

For the six months ended December 31, 2015, our cash used in operating activities increased by $1,005 or 4% from $26,557 after share issuance of $155,383 for the debt settlement, compared with $27,562 for the six months in the current year. The increase is mainly due to increase in accounts payable and accrued liabilities, despite a decrease in general and administrative expenses compared with the six months in last year.

Cash Used in Investing Activities

For the six months ended December 31, 2015, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the six months ended December 31, 2015, we received $24,788 from financing activities advanced from a related party for an operating expense and an individual for advanced share issuance, as compared with $23,540 advanced from related parties for operating expenses for the six months ended December 31, 2014.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$50,000
Professional fees	25,000
Foreign currency exchange loss	12,000
Total	$87,000

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

Transactions with related persons

During the six months ended December 31, 2015, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,631, (2014 - $4,314) in rent and $5,202 (June 30, 2015 - $1,921) is outstanding.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2015, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of December 31, 2015, the aggregate amount of the advances to be used for such share purchases was $58,484, which amount may increase in the future.

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

Date: February 9, 2016