Form 10-Q
period 2016-03-31
W&E Source Corp.
filed 2016-05-13
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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
Yes  [  ]  No  [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,438,300 shares of common stock issued and outstanding as of May 13, 2016.

1

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CANUSWA ACCOUNTING & TAX SERVICES INC.

16301 NE 8th Street, Suite 138, Bellevue, WA 98008	Tel: 425-516-7453

Review Engagement Report

Board of Directors and Shareholders
W&E Source Corp.
113 Barksdale Professional Center
Newark, DE 19711
USA

We have reviewed the balance sheet of W&E Source Corp. of Quarter three as of Mar. 31, 2016, and the related statement of operations, retained earnings, and cash flow for the quarter then ended. Our review was made in accordance with generally accepted standards established for review engagement and accordingly consisted primarily of enquiry, analytical procedures, discussion related to information supplied to us by the company. A review does not constitute an audit, and consequently, we do not express an audit opinion on these financial statements.

Based on our reviews, nothing has come to our attention that causes us to believe that these financial statements are not, in all material respects, in accordance with the US generally accepted accounting principles.

/s/ Canuswa Accounting & Tax services Inc.
May12,2016

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of March 31, 2016 and June 30, 2015
(Unaudited)

	March 31, 2016	June 30, 2015
Assets

Current Assets

Cash	$2,477	$10,893

Accounts receivable	556	603

Advanced expense	-	-

Total current assets	3,033	11,496

Non-Current Assets

Prepayments/Deposits	11,550	12,009

Total non-current assets	11,550	12,009

TOTAL ASSETS	$14,583	$23,505

Liabilities and Shareholders’ Equity (Deficit)

Current liabilities

Accounts payable and accrued liabilities	$26,998	$7,128

Wage payable and other payable	-	2,142

Advanced for share issuance	59,700	42,412

Advances from related parties and related party payables	9,702	27,841

Total current liabilities	96,400	79,523

TOTAL LIABILITIES	96,400	79,523

Shareholders' equity (deficit)

Common stock, $0.00001 par value, 500,000,000 shares authorized, 63,438,300 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	6,344	6,344

Additional paid-in capital	957,055	957,055

Accumulated deficit	(1,051,772)	(1,023,523)

Accumulated other comprehensive income	6,556	4,106

Total shareholders’ deficit	(81,817)	(56,018)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$14,583	$23,505

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended March 31, 2016 and 2015
(Unaudited)

	2016	2015	2016	2015
	Three Months	Three Months	Nine Months	Nine Months

Net revenues	$391	$3,435	$2,955	$5,191

Operating expenses
General and administrative expenses	11,821	18,051	28,835	65,839

Loss from operation	(11,430)	(14,616)	(25,880)	(60,648)

Other Income (expense)
Interest income	-	-	-	-
Foreign currency exchange (loss) gain	6,761	(3,314)	(2,369)	(5,420)
Total other income (expense)	$6,761	$(3,314)	$(2,369)	$(5,420)

Loss before income taxes	$(4,669)	$(17,930)	$(28,249)	$(66,068)

Net loss	(4,669)	(17,930)	(28,249)	(66,068)

Other comprehensive income (loss)
Cumulative foreign currency Translation adjustment	(3.958)	3,516	2,450	6,408
Comprehensive loss	$(8,627)	$(14,414)	$(25,799)	$(59,660)

Weighted average number of shares outstanding – basic and diluted	63,483,300	56,779,000	63,483,300	63,438,300

Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China Inc.)
Consolidated Statements of Cash Flow
For the Nine Months Ended March 31, 2016 and 2015
(Unaudited)

	March 31, 2016	March 31, 2015
Cash Flow from Operating Activities
Net loss	$(28,249)	$(66,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	7,995
Share issuance for the debt settlement	-	155,383
Foreign currency exchange gain	851	-
Change in operating assets and liabilities:
Decrease in accounts receivable	126	1,642
Decrease (increase) in prepaid expenses and deposits	73	-
Increase (decrease) in accounts payable and accrued liabilities	(8,084)	(7,283)
Increase (decrease) in customer deposits	-	-
Net cash sourced (used) in operating activities	(35,283)	91,669

Cash Flows from Investing Activities
Net cash sourced (used) in investing activities	-	-

Cash Flows from Financing Activities
Proceed advanced for share issuance	17,869	33,546
Proceed advances from related party	9,761	29,121
Repayment of advances to related party	-	(155,383)
Net cash provided (used) by financing activities	27,630	(92,716)

Cumulative translation adjustment	(763)	(1,706)

Net increase (decrease) in cash & cash equivalents for period	(8,416)	(2,753)

Beginning of period	10,893	14,570

End of period	$2,477	$11,817

Supplemental cash flows information
Interest received	-	-
Interest paid	-	-
Income tax paid	-	-

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Three and Nine Months Ended March 31, 2016 and Year Ended June 30, 2015
(Unaudited)

					Accumulated		Total
			Additional		other		Shareholders’
		Common stock	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2011	25,900,000	2,590	173,695	-	1,677	(199,860)	(21,898)
Issue of common shares	22,000,000	2,200	627,800	-	-	-	630,000
Donated capital	-	-	1,731	-	-	-	1,731
Foreign currency translation adjustment	-	-	-	-	(1,277)	-	(1,277)
Net loss	-	-	-	-	-	(305,309)	(305,309)
Balance at June 30, 2012	47,900,000	4,790	803,226	-	400	(505,169)	303,247
Capital stock	-	-	-	(301,000)	-	-	(301,000)
Capital stock	-	-	-	301,000	-	-	301,000
Foreign currency translation adjustment	-	-	-	-	3,151	-	3,151
Net loss	-	-	-	-	-	(261,213)	(261,213)

Balance at June 30, 2013	47,900,000	4,790	803,226	-	3,551	(766,382)	45,185
Foreign currency translation adjustment	-	-	-	-	(4,211)	-	(4,211)
Net loss	-	-	-	-	-	(176,000)	(176,000)
Balance at June 30, 2014	47,900,000	4,790	803,226	-	(660)	(942,382)	(135,026)
Capital stock	15,538,300	1,554	153,829		-	-	155,383
Foreign currency translation adjustment	-	-	-	-	4,766	-	4,766
Net loss	-	-		-	-	(81,141)	(81,141)
Balance at June 30, 2015	63,438,300	6,344	957,055	-	4,106	(1,023,523)	(56,018)
Foreign currency translation adjustment	-	-	-	-	2,450	-	2,450
Net Loss	-	-	-	-		(28,249)	(28,249)
Balance at March 31, 2016	63,438,300	6,344	957,055	-	6,556	(1,051,772)	(81,817)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine months Ended March 31, 2016 and 2015

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

On December 15, 2012, Airchn Travel (Beijing) Inc., a wholly owned subsidiary of W&E Source Corp. (the “Company”), entered into the Share Purchase Agreement (the “Agreement”) with Mr. Wu Hao (the “Seller”), a majority shareholder of Chengdu Baopiao Internet Co., Ltd. (“Baopiao”), to acquire part of his ownership in Baopiao which equals 51% of all issued and outstanding stock of Baopiao (the “Shares”).

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
For the Three and Nine months Ended March 31, 2016 and 2015

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

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at March 31, 2016.

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
For the Three and Nine months Ended March 31, 2016 and 2015

g.	Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2016, we have no cash equivalents.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,051,772, and a net loss for the quarters ended March 31, 2016 and 2015 of $28,249 and $66,068, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
For the Three and Nine months Ended March 31, 2016 and 2015

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. The amendments in ASU 2016-01, among other things, requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; Requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e., securities or loans and receivables); Eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The new guidance permits early adoption of the own credit provision. In addition, the new guidance permits early adoption of the provision that exempts private companies and not-for-profit organizations from having to disclose fair value information about financial instruments measured at amortized cost. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. Among other things, in the amendments in ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine months Ended March 31, 2016 and 2015

In March 2016, the FASB issued ASU 2016-03, “Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance”. The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $26,998 as of March 31, 2016 consists of a payment for vendor (hotel) of $569, various vendors of $509 for operating expenses and previous director of $25,920.

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

During the nine months ended March 31, 2016, no shares of the Company’s capital stock were issued. During the last fiscal year ended June 30, 2015, on October 26, 2014, the Company issued 14,962,200 common shares of the Company to settle the debts payable of $149,622 to related parties at $0.01 per share for operations on behalf of ATCI, ATGI and ATBI.

During the nine months ended March 31, 2016, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,392 (2015 - $8,151) in rent and $9,702 (June 30, 2015 - $1,921) is outstanding.

Note 6 – Income Taxes

United States of America

The Company and its subsidiary are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate.

W&E Source Corp. and Subsidiaries
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Three and Nine months Ended March 31, 2016 and 2015

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Quarter Ended	For the Year Ended
	March 31, 2016	June 30, 2015

United States of America	$(21,178)	$(34,880)
Canada	(6,174)	(39,433)
People's Republic of China	(897)	(6,828)
Loss before income taxes	$(28,249)	$(81,141)

Note 6 – Income Taxes (continued)

The components of deferred taxes assets at March 31, 2016 and June 30, 2015:

	2016	2015

USA net operating losses	$7,201	$11,859
Canada net operating losses	772	5,323
PRC net operating losses	224	1,855
Deferred tax assets, net	8,197	19,037
Less: valuation allowance	(8,197)	(19,037)
Deferred tax assets, net	$-	$-

As of March 31, 2016, the Company has an accumulated deficit of $1,051,772 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended March 31, 2016 and June 30, 2015, there were no tax penalties or interest.

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
For the Three and Nine months Ended March 31, 2016 and 2015

On May 30, 2014, the Company assigned the lease agreement dated November 1, 2011 to Meixi Travel LLC effective on August 1, 2014.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending June 30	Amounts

2016	9,600
2017	9,600
2018	9,600
2019 and thereafter	-

Total	$28,800

For each of the quarters ended March 31, 2016 and 2015, the Company recorded a rent expense of $7,392 and $8,101, respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of March 31, 2016 and June 30, 2015, 63,438,300 and 63,438,300 shares of common stock were issued and outstanding, respectively.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended March 31, 2016 and 2015 contained in this Report.

Nine Months Ended March 31, 2016 and 2015:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2016	2015
Revenues	$2,955	$5,191
Expenses
General and administrative expenses	(28,835)	(65,839)
Foreign currency exchange gain (loss)	(2,369)	(5,420)
Net loss	$(28,249)	$(66,068)

Revenues

We have generated total revenues of $2,955 from operations during the nine months ended March 31, 2016 as compared to $5,191 for the same period in 2015, a decrease of $2,236 or 43%. The decrease was mainly due to the decrease in our travel business in the nine months ended March 31, 2016.

General and administrative expenses

General and administrative expenses for the nine months ended March 31, 2016 decreased by $37,004 or 56%, compared with the same period in 2015 primarily because of decreased operating cost in rent and payroll expenses.

Net loss

We had net losses of $28,249 and $66,068 for the nine months ended March 31, 2016 and 2015, respectively, a decrease of $37,819 or 57%, and had an accumulated deficit of $1,051,772 since the inception of our business as at March 31, 2016. The decrease in net loss is mainly attributable to a decrease of general and administrative expenses, and partially offset by a decrease in sales revenue.

Three Months Ended March 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2016	2015
Revenues	$391	$3,435
Expenses
General and administrative expenses	(11,821)	(18,051)
Foreign currency exchange gain (loss)	6,761	(3,314)
Net loss	$(4,669)	$(17,930)

Revenues

We have generated total revenues of $391 from operations during the three months ended March 31, 2016 as compared to $3,435 for the same period in 2015, a decrease of $3,044 or 89%. The decrease was mainly due to the decrease in our travel business in the quarter ended March 31, 2016.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2016 decreased by $6,230 or 35%, compared with the same period in 2015 primarily because of decreased operating cost in rent and payroll expenses.

Net loss

We had net losses of $4,669 and $17,930 for the three months ended March 31, 2016 and 2015, respectively, a decrease of $13,261 or 74%, and had an accumulated deficit of $1,051,772 since the inception of our business as at March 31, 2016. The decrease in net loss is mainly attributable to a decrease of general and administrative expenses, and partially offset by a decrease in sales revenue.

Liquidity and Capital Resources

Our financial conditions for the nine month periods ended March 31, 2016 and 2015 are summarized as follows:

Working Capital

	March 31,	March 31,
	2016	2015
Current Assets	$3,033	$12,569
Current Liabilities	(96,400)	(63,714)
Working Capital	$(93,367)	$(51,145)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $42,222 due to a significant increase of accounts payable for the last fiscal year end tax return professional fees and advances of share issuance from an independent party.

Cash Flows

	March 31,	March 31,
	2016	2015
Cash used in operating activities	$(35,283)	$91,669
Cash used in investing activities	-	-
Cash provided by (used in) financing activities	27,630	(92,716)
Cumulative translation adjustment	(763)	(1,706)
Net increase (decrease) in cash	$(8,416)	$(2,753)

Cash Used in Operating Activities

For the nine months ended March 31, 2016, our cash used in operating activities decreased by $28,431 or 45% from $63,714 after share issuance of $155,383 for the debt settlement, compared with $35,283 for the nine months in the current year. The increase is mainly due to increase in accounts payable and accrued liabilities, despite a decrease in general and administrative expenses compared with the nine months in last year.

Cash Used in Investing Activities

For the nine months ended March 31, 2016, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the nine months ended March 31, 2016, we received $27,630 from financing activities advanced from a related party for an operating expense and an individual for advanced share issuance, as compared with $92,716 repayment to the advanced from related parties for operating expenses for the nine months ended March 31, 2015.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$30,000
Professional fees	30,000
Foreign currency exchange loss	13,000
Total	$78,000

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

Transactions with related persons

During the nine months ended March 31, 2016, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,392, (2015 – 6,231) in rent and $9,702 (June 30, 2015 - $1,921) is outstanding.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2016, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of March 31, 2016, the aggregate amount of the advances to be used for such share purchases was $59,700, which amount may increase in the future.

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

Date: May 13, 2016