Form 10-K
period 2016-06-30
W&E Source Corp.
filed 2016-09-28
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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
Yes [X]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange (check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ]      No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2015, was $134,625. All executive officers, directors and holders of 5% or more of our outstanding common stocks have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of September 28, 2016 there were 82,489,391 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

We have three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. We have closed our Beijing office due to lack of business and to reduce operating cost October 1, 2013 but ATBI still exists.

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

In order to reflect our current business plan better, on January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name from News of China, Inc. to W&E Source Corp. In connection with the name change, our listing symbol on the OTCQB also changed from “NWCH” to “WESC.” Our new website which is currently under construction can be accessed at www.wescus.com. In addition, the Company also increased its total authorized shares to 500,000,000 to anticipate future financing through the issuance of our equity or convertible debt to finance our business.

Employees

As of June 30, 2016, we have one part time consultant, who is responsible for sales of the various travel products we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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
  changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including environmental and tax laws and regulations;
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

As of June 30, 2016, we had an accumulated deficit of $1,072,229. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

We will also encounter risks and difficulties frequently experienced by growing companies in evolving industries such as the travel agency and travel service industry. Our operating history to date is not adequate to evaluate how we will address these risks and difficulties in the future. Some of the risks relate to our ability to: (i) attract and retain customers and encourage our customers to engage in repeat transactions; (ii) retain our existing agreements and relationships with travel suppliers such as hotels and airlines and to expand our product and service offerings on satisfactory terms with our travel suppliers; (iii) operate, support, expand and develop our operations, our call centers, our website, and our communications and other systems; (iv) diversify our sources of revenue; (v) maintain effective control of our expenses; and (vi) respond to changes in our regulatory environment.

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

Our officers and directors in the aggregate, beneficially own approximately 44.9% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Fluctuation of the Chinese Yuan, or Chinese Yuan (“Renminbi”), could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2016, the exchange rate between the Renminbi and the United States dollar was approximately 6.6007 Renminbi to every one United States dollar.

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

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2016 and 2015 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2016	$0.01	$0.01
March 31, 2016	$0.01	$0.01
December 31, 2015	$0.01	$0.01
September 30, 2015	$0.01	$0.01
June 30, 2015	$0.04	$0.02
March 31, 2015	$0.02	$0.01
December 31, 2014	$0.04	$0.02
September 30, 2014	$0.04	$0.02

Holders of our Common Stock

As of June 30, 2016, there were approximately 57 holders of record of our common stock. As of such date, 63,438,300 shares of common stock were issued and outstanding.

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

As at June 30, 2016, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities

On August 5, 2016, the Company entered into Debt Conversion Agreements (the “Agreements”) with each of Lin Li and Youzhe Li, who were each creditors to the Company with total outstanding balances of $25,920 and $78,861, respectively (the “Loans”). Pursuant to the Agreements the Company issued an aggregate total of 19,051,091 shares of its common stock, $0.0001 par value per share (the “Shares”), at the conversion rate of $0.0055 per share as full payment for the Loans. The Shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption provided by Regulation S under the Securities Act.

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

We have three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China. We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of June 30, 2016 due to lack of business and to reduce operating cost.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2016 and 2015.

Years Ended June 30, 2016 and 2015:

	June 30,	June 30,
	2016	2015
Revenues	$3,718	$7,374
Cost of revenues	(1,757)	(3,031)
Expenses
General and administrative expenses	45,525	81,928
Other expenses	-
Foreign currency exchange loss	(5,142)	(3,556)
Net loss	$(48,706)	$(81,141)

Revenues

We have generated total revenues of $3,718 from our operations during the year ended June 30, 2016 as compared to the year ended June 30, 2015 where we generated total revenues of $7,374 or a decrease of 50%. The decrease was due to increased competition in the tourism market which resulted in a decrease in sales.

Expenses

General and administrative expenses for the year ended June 30, 2016 decreased by $36,403 or 44% compared with the same period in 2015. The decreased expenses during 2015 were mainly due to the termination of an employee and rent for one closed office in the United States and rent for the closed Beijing office.

Net loss

We had net losses of $48,706 and $81,141 for the years ended June 30, 2016 and 2015, respectively, and had an accumulated deficit of $1,072,229 since the inception of our business.

Liquidity and Capital Resources

Our financial condition for the years ended June 30, 2016 and 2015 are summarized as follows:

Working Capital

	June 30, 2016	June 30, 2015
Current Assets	$6,471	$11,496
Current Liabilities	(118,263)	(79,523)
Working Capital	$(111,792)	$(68,027)

Our working capital deficiency for the year ended June 30, 2016 was significantly increased by $43,765 compared with 2015 mainly due to accounts payable and accrued liabilities and share issuance advanced in 2016 increased.

Cash Flows

	June 30, 2016	June 30, 2015
Cash used in operating activities	$(46,578)	$(77,000)
Cash provided by financing activities	37,080	74,542
Cumulative translation adjustment	4,252	(1,218)
Net decrease in cash	$(5,246)	$(3,676)

Cash Used in Operating Activities

For the year ended June 30, 2016, our cash used in operating activities decreased by $30,422 compared with previous year. The decrease is mainly due to general and administrative expenses decreases in audit and accounting fees, legal expenses, rental expenses and payroll expenses.

Cash Used in Investing Activities

For the year ended June 30, 2016, no cash was used in investing activities.

Cash Provided by Financing Activities

For the year ended June 30, 2016, the Company received $37,080 from financing activities in the form of cash advances for future share issuances from an independent party.

Cash Requirements

Over the next 12-months ending June 30, 2017, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$40,000
Professional fees	50,000
Foreign currency exchange loss	6,000
Total	$96,000

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

None not previously reported.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2016. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2016 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Hong Ba	Chief Executive Officer, Chief Financial Officer, and Director	49	August 1, 2011 September 1, 2011
Junjun Wu	Director	45	September 1, 2011

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

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2016. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2016, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2016; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2016 and 2015, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hong Ba CEO, CFO and Director	2016 2015	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2016, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2016, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2016, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2016.

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

Aggregated Options Exercised in the Year Ended June 30, 2016 and Year End Option Values

As at June 30, 2016, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year ended June 30, 2016 therefore no options were re-priced.

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

(1) Title of	(2) Name and address of	(3) Amount and nature of	(4) Percent of
class	beneficial owner	beneficial ownership	class
Officers and Directors
common stock	Hong Ba Unit 2702, Sanlitun SOHO Building 2, No. 8, Gongtibeilu Chaoyang District, Bejing China 100027	22,000,000 Direct	26.7%

common stock	Junjun Wu 1-97 Hongqi North Street Xiaowang Village, Wanbailin District Taiyuan Shanxi PRC 030024	15,000,000 Direct	18.2%
5% Beneficial Owner	Directors and Officers as a Group (2 persons)	37,000,000 Direct	44.9%
common stock	Shuzhen Lin #6-6-202 Juifeng Rd. 39 Jiancaoping Zone Taiyuan, Shanxi China	12,975,800 Direct	15.7%

common stock	Lin Li (1) Suite 20, Block 4, No.7 Fengle Building, Nr. 3g Liufeng Road, Caoping District, Tiancaoping, Taiyuan, China.	4,712,727 Direct	5.7%

common stock	Youzhe Li 2020-91111 Beckwith Road, Richmond BC V6X 1V7	14,338,364 Direct	17.4%

(1)	Lin Li is the sister of Mr. Li Feng, who is the husband of Hong Ba, the Company’s director, CEO and CFO.

Security ownership of certain beneficial owners

Percentage of ownership is based on 82,489,391 shares of common stock issued and outstanding as of September 25, 2016. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

During the fiscal year ended June 30, 2016, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,236 (Cnd$9,600) in rent and the debt of $7,432 (Cnd$9,600) was transferred to an individual investor of the company.

During the fiscal year ended June 30, 2016, a former director of the Company transferred a debt of the Company of $25,920 (the “Lin Li Loan”) in full to a related party, Lin Li, the sister-in-law of the CEO of the Company. On August 5, 2016, the Company entered into a Debt Conversion Agreement with Lin Li and issued 4,712,727 shares of its common stock at the conversion rate of $0.0055 per share as full payment for the Lin Li Loan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2016 and 2015:

Services	2016	2015
Audit fees	$12,500	$8,000
Tax fees	-	-
All other fees	2,397	-
Total fees	$14,897	$8,000

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2016 and 2015 in connection with statutory and regulatory filings or engagements.

Tax Fees

Consisted of fees billed for professional services rendered by the principal accountant for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheet as of June 30, 2016 and 2015
Consolidated Statement of Operations and Comprehensive Loss for the Years Ended June 30, 2016 and 2015
Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended June 30, 2016 and 2015
Consolidated Statement of Cash Flows for the Years Ended June 30, 2016 and 2015
Notes to Consolidated Financial Statements

(3) The following Exhibits are filed as part of this report on Form 10-K:

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarter Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Form of Loan Repayment Agreement (attached as an exhibit to our Current Report on Form 8-K filed October 30, 2014)
10.2	Debt Conversion Agreement between the Company and Lin Li dated August 5, 2016 (attached as an exhibit to our Current Report on Form 8-K filed August 10, 2016)
10.3	Debt Conversion Agreement between the Company and Youzhe Li dated August 5, 2016 (attached as an exhibit to our Current Report on Form 8-K filed August 10, 2016)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (attached as an exhibit to our annual report on Form 10-K filed on October 11, 2012)

(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W&E SOURCE CORP.

By: /s/ Hong Ba
Hong Ba
CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director, CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2016

/s/ Junjun Wu
Junjun Wu
Director
Date: September 28, 2016

W&E Source Corp.
Financial Statements
As of and for the years ended June 30, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

W&E Source Corp.

We have audited the accompanying consolidated balance sheets of W&E Source Corp. as of June 30, 2016, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended June 30, 2015, were audited by other auditors; whose report dated Sept. 28, 2015; express an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph about the Company’s ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W&E Source Corp. as of June 30, 2016 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had insignificant revenues to cover its operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes achieving profitable operations and raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Diamond Bar, CA

September 28, 2016

CANUSWA ACCOUNTING & TAX SERVICES INC.

16301 NE 8th Street, Suite 138, Bellevue, WA 98008 Tel: 408-329- 6249/425-516-7453 E-mail: info@canuswa.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
W&E Source Corp.

We have audited the accompanying balance sheets of W&E Source Corp. as of June 30, 2015 and the related statements of operation, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended June 30, 2014, were audited by other auditors; whose report dated Sept. 23, 2014; express an unqualified opinion on those consolidated financial statements and also included an explanatory paragraph about the Company’s ability to continue as a going concern.

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

/s/ Canuswa Accounting & Tax Services Inc.

Bellevue, WA 98008
Sept. 28, 2015

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of June 30, 2016 and 2015
(Audited)

	June 30, 2016	June 30, 2015

Assets
Current Assets
Cash	$5,647	$10,893
Accounts receivables	824	603
Total current assets	6,471	11,496

Non-Current Assets
Prepayments/Deposits	11,613	12,009
Total non-current assets	11,613	12,009

TOTAL ASSETS	$18,084	$23,505

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$13,245	$7,128
Wage payable and other payable	-	2,142
Advanced for share issuance	79,098	42,412
Advances from related parties and related party payables	25,920	27,841
Total current liabilities	118,263	79,523

TOTAL LIABILITIES	118,263	79,523

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 63,438,300 shares issued and outstanding as of June 30, 2016 and 2015	6,344	6,344
Additional paid-in capital	957,055	957,055
Accumulated deficit	(1,072,229)	(1,023,523)
Accumulated other comprehensive income	8,651	4,106
Total shareholders’ deficit	(100,179)	(56,018)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$18,084	$23,505

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2016 and 2015
(Audited)

	June 30, 2016	June 30, 2015

Sales revenues	$3,718	$7,374

Cost of revenues	(1,757)	(3,031)

Gross profit	1,961	4,343

Operating expenses

General and administrative expenses	45,525	81,928

Total operating expenses	45,525	81,928

Operating Loss	(43,564)	(77,585)

Other expense

Foreign currency exchange loss	(5,142)	(3,556)

Total other expense	(5,142)	(3,556)

Net loss	(48,706)	(81,141)

Other comprehensive income:

Cumulative foreign currency translation adjustment	4,545	4,766

Comprehensive loss	$(44,161)	$(76,375)

Weighted average number of shares outstanding - basic and diluted	63,438,300	58,443,846

Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Years Ended June 30, 2016 and 2015
(Audited)

					Accumulated		Total
			Additional		other		Shareholders’
	Common stock		Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2014	47,900,000	4,790	803,226	-	(660)	(942,382)	(135,026)
Issue of common shares	15,538,300	1,554	153,829	-	-	-	155,383
Foreign currency translation adjustment	-	-	-	-	4,766	-	4,766
Net Loss	-	-	-	-	-	(81,141)	(81,141)
Balance at June 30, 2015	63,438,300	6,344	957,055	-	4,106	(1,023,523)	(56,018)
Foreign currency translation adjustment	-	-	-	-	4,545	-	4,545
Net Loss	-	-	-	-	-	(48,706)	(48,706)
Balance at June 30, 2016	63,438,300	6,344	957,055	-	8,651	(1,072,229)	(100,179)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2016 and 2015
(Audited)

	June 30, 2016	June 30, 2015
Cash Flow from Operating Activities
Net loss	$(48,706)	$(81,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	7,965
Change in operating assets and liabilities:
Prepaid expenses and deposits	75	-
Decrease in accounts receivable	-	1,823
Decrease in other receivable	(163)	(85)
Increase (decrease) in accounts payable and accrued liabilities	4,025	(5,562)
Decrease in related party payable	(1,809)	-
Net cash sourced (used) in operating activities	(46,578)	(77,000)

Cash Flows from Financing Activities
Proceeds from advances - related parties	-	29,414
Proceeds from advances for share issuance	37,080	45,128
Net cash provided by financing activities	37,080	74,542

Cumulative translation adjustment	4,252	(1,218)

Net decrease in cash & cash equivalents for the year	(5,246)	(3,676)

Beginning of period	10,893	14,569
End of period	$5,647	$10,893

Supplemental cash flows information
Interest received	-	-
Interest paid	-	-
Income tax paid	-	-
Share issuance for the debt settlement	-	155,383

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2016 and 2015

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

The Company will pay for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller’s debt to Baopiao in the amount of RMB1,800,000 (approximately US $289,000) (the “Debt”). According to the terms of the Agreement, the Company will assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company will paid Baopiao RMB200, 000 as repayment of the Debt and satisfy the remaining Debt of RMB1,600,000 within 20 days from the execution of the Agreement.

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

On August 5, 2016, the Company issued 19,051,091 common shares of the Company to settle the debts payable of $25,920 to a related party and $78,861 to an independent party of the Company at $0.0055 per share, respectively.

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

e. Loss per share. Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2016 and 2015.

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

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2016 and 2015, we have no cash equivalents.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company has an accumulated deficit of $1,072,229, and a net loss for $48,706 of the years ended June 30, 2016 and 2015 of $1,023,523 and $81,141, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current action to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $13,245 as of June 30, 2016 consists of a refund to customer of $1,257, payment for vendors (hotel) of $572, $1,400 in legal fee, $328 in commission fees, $9,500 in audit fee and others of $216.

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

During the fiscal year ended June 30, 2016, the Company owned by a director of the Company charged $7,236 in rent and the debt was transferred to an individual investor of the company.

During fiscal year ended June 30, 2016, the former director of the Company transferred the debt of $25,920 in full to a related party, the sister in law of CEO of the Company.

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2016	June 30, 2015

United States of America	$(36,187)	$(34,880)
Canada	(9,332)	(39,433)
People's Republic of China	(3,187)	(6,828)
Loss before income taxes	$(48,706)	$(81,141)

The components of deferred taxes assets at June 30:

	2016	2015

USA net operating losses	$12,303	$11,859
Canada net operating losses	1,260	5,323
PRC net operating losses	866	1,855
Deferred tax assets, net	14,429	19,037
Less: valuation allowance	(14,429)	(19,037)
Deferred tax assets, net	$-	$-

As of June 30, 2016, the Company has an accumulated deficit of $1,072,229 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2016 and 2015, there were no tax penalties or interest.

Note 7 – Commitment and Contingencies

The Company leases an office space in Canada. The lease term is month to month and the monthly rent is Cdn$800.

The lease agreement in Beijing office was terminated effective from October 1, 2013.

On May 30, 2014, the Company assigned the lease agreement dated November 1, 2011 in Seattle to Meixi Travel LLC effective on August 1, 2014.

For each of the years ended June 30, 2016 and 2015, the Company recorded a rent expense of $7,236 (Cdn$9,600) and $10,044, respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2016 and June 30, 2015, 63,438,300 and 63,438,300 shares of common stock were issued and outstanding, respectively.

Note 9 – Subsequent Events

On August 5, 2016, the Company entered into Debt Conversion Agreements (the “Agreements”) with each of Lin Li and Youzhe Li, who were each creditors to the Company with total outstanding balances of $25,920 (the “Lin Li Loan”) and $78,861 (the “Youzhe Li Loan” and, together with the Lin Li Loan, the “Loans”), respectively. Pursuant to the Agreements the Company agreed to issue an aggregate total of 19,051,091 shares of its common stock, $0.0001 par value per share (the “Shares”), at the conversion rate of $0.0055 per share as full payment for the Loans. Upon issuance and delivery of the Shares, the Loans shall be fully paid and the Company shall no longer have any obligations to the individuals under the Loans.

Lin Li is the sister of Mr. Feng Li, who is the husband of Hong Ba, the Company’s director, CEO and CFO.

As the filing date of these financial statements, there are 82,489,391 shares issued outstanding.