Form 10-Q
period 2016-09-30
W&E Source Corp.
filed 2016-11-10
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016 or

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
82,489,391 shares of common stock issued and outstanding as of November 9, 2016.

1

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Consolidated Balance Sheets
As of September 30, 2016 and June 30, 2016

	September 30, 2016	June 30, 2016
Assets	(Unaudited)
Current Assets
Cash	$15,296	$5,647
Accounts receivable	646	824
Total current assets	15,942	6,471

Non-Current Assets
Prepayments/Deposits	11,613	11,613
Total non-current assets	11,613	11,613

TOTAL ASSETS	$27,555	$18,084

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$13,149	$13,245
Advanced for share issuance	20,399	79,098
Advances from related parties and related party payables	1,858	25,920
Total current liabilities	35,406	118,263

TOTAL LIABILITIES	35,406	118,263

Shareholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 63,438,300 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	8,249	6,344
Additional paid-in capital	1,059,931	957,055
Accumulated deficit	(1,085,132)	(1,072,229)
Accumulated other comprehensive income	9,101	8,651
Total shareholders’ deficit	(7,851)	(100,179)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$27,555	$18,084

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)

	September 30, 2016	September 30, 2015

Net revenues	$118	$616
Gross profit	118	616

Operating expenses
General and administrative expenses	(12,642)	(9,716)
Total operating expenses	(12,642)	(9,716)

Operating Loss	(12,524)	(9,100)

Other Income (expense)
Foreign currency exchange loss	(379)	(1,684)
Total other expense	$(379)	$(1,684)

Net loss	(12,903)	(10,784)

Other comprehensive income
Cumulative foreign currency Translation adjustment	450	3,382
Comprehensive loss	$(12,453)	$(7,402)

Weighted average number of shares outstanding – basic and diluted	70,765,643	63,483,300
Loss per share – basic and diluted	($0.00)	($0.00)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Consolidated Statements of Cash Flow
For the Three Months Ended September 30, 2016 and 2015
(Unaudited)

	September 30, 2016	September 30, 2015
Cash Flow from Operating Activities
Net loss	$(12,903)	$(10,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	(1,399)	3,320
Change in operating assets and liabilities:
Decrease in accounts receivable	190	69
Decrease in prepaid expenses and deposits	76	76
Decrease in accounts payable and accrued liabilities	(84)	(14)
Increase in customer deposits	-	1,146
Net cash used in operating activities	(14,120)	(6,187)

Cash Flows from Financing Activities
Proceeds from related party	1,809	1,833
Share issuance in advance	21,709	-
Net cash provided by financing activities	23,518	1,833

Cumulative translation adjustment	251	(2,238)

Net increase (decrease) in cash	9,649	(6,592)

Cash, beginning of period
	5,647	10,893
Cash, end of period	$15,296	$4,301

Supplemental cash flows information

Interest paid	$-	-
Income tax paid	$-	-
Share issuance for debt settlement	$104,781	-

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Three Months Ended September 30, 2016 and Year Ended June 30, 2016
(Unaudited)

					Accumulated		Total
			Additional		other		Shareholders’
		Common stock	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2015	63,438,300	6,344	957,055	-	4,106	(1,023,523)	(56,018)
Foreign currency translation adjustment	-	-	-	-	4,545	-	4,545
Net Loss	-	-	-	-	-	(48,706)	(48,706)
Balance at June 30, 2016	63,438,300	6,344	957,055	-	8,651	(1,072,229)	(100,179)
Debt converted into shares	19,051,091	1,905	102,876	-	-	-	104,781
Foreign currency translation adjustment	-	-	-	-	450	-	450
Net Loss	-	-	-	-	-	(12,903)	(12,903)
Balance at September 30, 2016	82,489,391	8,249	1,059,931	-	9,101	(1,085,132)	(7,851)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

W&E Source Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

a.      Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of June 30, 2016 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, and other reports filed with the SEC. Operating results for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2017.

The accompanying unaudited interim consolidated financial statements reflect all adjustments of a normal and recurring nature, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows of the Company for the interim periods presented. The results of operations for these periods are not necessarily comparable to, or indicative of, results of any other interim period or for the fiscal year taken as a whole.

b.      Foreign currency translation.

ATCI's and ATBI’s functional currency for operations and expenditure is the Canadian dollar and Chinese Yuan. However, the Company's reporting currency is in U.S. dollar. Therefore, the financial statements for all periods presented have been translated into U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of stockholders’ equity.

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

e.      Loss per share.

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2016 and June 30, 2016.

W&E Source Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

g.      Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2016 and June 30, 2016, we have no cash equivalents.

h.      Income taxes.

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

i.      Recently issued accounting pronouncements.

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

W&E Source Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

W&E Source Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

j.        Going Concern.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,085,132, and a net loss for the quarters ended September 30, 2016 and 2015 of $12,903 and $10,784, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $13,149 as of September 30, 2016 (June 30, 2016 - $13,245) consists of a payment for vendor (hotel) of $572 (June 30, 2016 – 572), various vendors of $12,501(June 30, 2016 - $12,673) in professional fees and credit card of $76 (June 30, 2016 - $Nil).

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

During the three months ended September 30, 2016, the Company owned by a director of the Company charged $1,858 (2015 -1,833) in rent.

During the three months ended September 30, 2016, the former director of the Company transferred the debt of $25,920 in full to a related party, the sister in law of CEO of the Company and was settled in 4,712,727common share of the Company at fair value of $0.0055 per share.

Note 5 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001.

As of September 30, 2016 and June 30, 2016, 82,489,391 and 63,438,300 shares of common stock were issued and outstanding, respectively.

W&E Source Corp. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

On August 5, 2016, the Company issued 19,051,091 common shares of the Company to settle the debts payable of $25,920 to a related party and $78,861 to an independent party of the Company for the share insurance advance at fair value of $0.0055 per share, respectively.

During the three months ended September 30, 2016 and twelve months ended June 30, 2016, the Company has received $20,399 and 79,098, respectively, advanced for a future share issuance from an independent third party with no interest bearing and due on demand.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of September 30, 2016 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended September 30, 2016 and 2015 contained in this Report.

Three Months Ended September 30, 2016 and 2015:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2016	2015
Revenues	$118	$616
Expenses
General and administrative expenses	12,642	9,716
Foreign currency exchange gain (loss)	(379)	(1,684)
Net loss	$(12,903)	$(10,784)

Revenues

We have generated total revenues of $118 from operations during the three months ended September 30, 2016 as compared to $616 for the same period in 2015, a decrease of $498 or 81%. The decrease was mainly due to the decrease in our travel business in the quarter ended September 30, 2016 due to intense market competition and a shortage of operating funds to hire people.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2016 increased by $2,926 or 30%, compared with the same period in 2015 primarily because of increased operating cost in audit fees expenses but revenue was decreased as discussed above.

Net loss

We had net losses of $12,903 and $10,784 for the three months ended September 30, 2016 and 2015, respectively, an increase of $2,119 or 20%, and had an accumulated deficit of $1,085,132 since the inception of our business as at September 30, 2016. The increase in net loss is mainly attributable to an increase of general and administrative expenses and a decrease in sales revenue.

Liquidity and Capital Resources

Our financial conditions for the three month periods ended September 30, 2016 and June 30, 2016 are summarized as follows:

Working Capital

	September 30,	June 30,
	2016	2016
Current Assets	$15,942	$6,471
Current Liabilities	(35,406)	(118,263)
Working Capital	$(19,464)	$(111,792)

Our working capital deficit decreased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude decreased by some $92,328 due to debts converted into shares.

Cash Flows

	September 30,	September 30,
	2016	2015
Cash used in operating activities	$(14,120)	$(6,187)
Cash provided by financing activities	23,518	1,833
Cumulative translation adjustment	251	(2,238)
Net increase (decrease) in cash	$9,649	$(6,592)

Cash Used in Operating Activities

For the three months ended September 30, 2016, our cash used in operating activities increased by $7,933 or 128% from $14,120 compared with $6,187 for the three months in the last year. The increase is mainly due to an increase in general and administrative expenses and a decrease in customer deposit and foreign exchange loss compared with the three months in last year.

Cash Used in Investing Activities

For the three months ended September 30, 2016, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the three months ended September 30, 2016, we received $1,809 from financing activities advanced from a related party, as compared with $1,833 advanced from related parties for operating expenses for the three months ended September 30, 2015. For the three months ended September 30, 2016, we received $21,709 for share issuance in advance.

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

Transactions with related persons

During the three months ended September 30, 2016, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,809 (2015 - $1,833) in rent and $1,858 (June 30, 2015 - $Nil) is outstanding.

During the three months ended September 30, 2016, the former director of the Company transferred the debt of $25,920 (June 30, 2016 - $Nil) in full to a related party, the sister in law of CEO of the Company and was settled in share issuance of 4,712,727 common shares of the Company at fair market value of $0.0055 per share

Off Balance Sheet Arrangements

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended June 30, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2016. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2016 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2016, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of September 30, 2016, the aggregate amount of the advances to be used for such share purchases was $21,709, which amount may increase in the future.

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

Date: November 10, 2016