Form 10-Q
period 2016-12-31
W&E Source Corp.
filed 2017-02-10
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016 or

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of February 10, 2017.

1

2

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Consolidated Balance Sheets
As of December 31, 2016 and June 30, 2016

	December 31, 2016	June 30, 2016
Assets	(Unaudited)
Current Assets
Cash	$5,594	$5,647
Accounts receivable	655	824
Prepaid expense	38	-
Total current assets	6,287	6,471

Non-Current Assets
Prepayments/Deposits	11,172	11,613
Total non-current assets	11,172	11,613

TOTAL ASSETS	$17,459	$18,084

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$1,116	$13,245
Advanced for share issuance	30,276	79,098
Advances from related parties and related party payables	3,575	25,920
Total current liabilities	34,967	118,263

TOTAL LIABILITIES	34,967	118,263

Shareholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 63,438,300 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	8,249	6,344
Additional paid-in capital	1,059,931	957,055
Accumulated deficit	(1,099,159)	(1,072,229)
Accumulated other comprehensive income	13,471	8,651
Total shareholders’ deficit	(17,508)	(100,179)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$17,459	$18,084

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended December 31, 2016 and 2015
(Unaudited)

	2016	2015	2016	2015
	Three Months	Three Months	Six Months	Six Months
Net revenues	$346	$1,948	$464	$2,564

Operating expenses
General and administrative expenses	9,780	7,298	22,422	17,014

Loss from operation	(9,434)	(5,350)	(21,958)	(14,450)

Other Income (expense)
Interest income	-	-	-	-
Foreign currency exchange (loss) gain	(4,593)	(7,446)	(4,972)	(9,130)
Total other income (expense)	$(4,593)	$(7,446)	$(4,972)	$(9,130)

Loss before income taxes	$(14,027)	$(12,796)	$(26,930)	$(23,580)

Net loss	(14,027)	(12,796)	(26,930)	(23,580)

Other comprehensive income (loss)
Cumulative foreign currency
Translation adjustment
	(5,270)	4,405	4,820	7,787
Comprehensive loss	$(19,297)	$(8,391)	$(22,110)	$(15,793)

Weighted average number of shares outstanding – basic and diluted	82,489,391	63,483,300	78,845,740	63,483,300
Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Consolidated Statements of Cash Flow
For the Six Months Ended December 31, 2016 and 2015
(Unaudited)

	December 31, 2016	December 31, 2015
Cash Flow from Operating Activities
Net loss	$(26,930)	$(23,580)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	3,177	4,173
Change in operating assets and liabilities:
Decrease in accounts receivable	140	131
Decrease in prepaid expenses and deposits	(38)	76
Decrease in accounts payable and accrued liabilities	(12,060)	(8,362)
Net cash used in operating activities	(35,711)	(27,562)

Cash Flows from Financing Activities
Proceeds from related party	3,638	3,630
Share issuance in advance	32,240	21,158
Net cash provided by financing activities	35,878	24,788

Cumulative translation adjustment	(220)	(866)

Net increase (decrease) in cash	(53)	(3,640)

Cash, beginning of period
	5,647	10,893
Cash, end of period	$5,594	$7,253

Supplemental cash flows information

Interest paid	$-	$-
Income tax paid	$-	$-
Share issuance for debt settlement	$104,781	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Six Months Ended December 31, 2016 and Year Ended June 30, 2016
(Unaudited)

					Accumulated		Total
			Additional		other		Shareholders’
		Common stock	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2015	63,438,300	6,344	957,055	-	4,106	(1,023,523)	(56,018)
Foreign currency translation adjustment	-	-	-	-	4,545	-	4,545
Net Loss	-	-	-	-	-	(48,706)	(48,706)
Balance at June 30, 2016	63,438,300	6,344	957,055	-	8,651	(1,072,229)	(100,179)
Debt converted into shares	19,051,091	1,905	102,876	-	-	-	104,781
Foreign currency translation adjustment	-	-	-	-	4,820	-	4,820
Net Loss	-	-	-	-	-	(26,930)	(26,930)
Balance at December 31, 2016	82,489,391	8,249	1,059,931	-	13,471	(1,099,159)	(17,508)

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

The Company will pay for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller’s debt to Baopiao in the amount of RMB1,800,000 (approximately US$289,000) (the “Debt”). According to the terms of the Agreement, the Company will assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company will pay Baopiao RMB200,000 as repayment of the Debt and satisfy the remaining Debt of RMB1,600,000 within 20 day from the execution of the Agreement.

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

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of June 30, 2016 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, and other reports filed with the SEC. Operating results for the six months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2017.

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

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2016 and June 30, 2016.

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

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2016 and June 30, 2016, we have no cash equivalents.

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

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,099,159, and a net loss for the quarters ended December 31, 2016 and 2015 of $14,027 and $12,796, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $1,116 as of December 31, 2016 (June 30, 2016 - $13,245) consists of a payment for vendor (hotel) of $550 (June 30, 2016 – 572), various vendors of $307 (June 30, 2016 - $12,673) in operating expenses and credit card of $259 (June 30, 2016 - $Nil).

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

During the six months ended December 31, 2016, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,638 (2015 - $3,631) in rent and $3,575 (June 30, 2016 - $Nil) is outstanding.

During the six months ended December 31, 2016, the former director of the Company transferred the debt of $25,920 in full to a related party, the sister in law of the CEO of the Company, and the debt was settled in exchange for the issuance of 4,712,727 common shares of the Company at fair value of $0.0055 per share.

Note 5 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001.

As of December 31, 2016 and June 30, 2016, 82,489,391 and 63,438,300 shares of common stock were issued and outstanding, respectively.

W&E Source Corp. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

On August 5, 2016, the Company issued 19,051,091 common shares of the Company to settle the debts payable of $25,920 to a related party and $78,861 to an independent party of the Company for the share issuance advance at fair value of $0.0055 per share, respectively.

During the six months ended December 31, 2016 and twelve months ended June 30, 2016, the Company has received $30,276 and $79,098, respectively, advanced for a future share issuance from an independent third party, which amounts do not bear interest and are due on demand. On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such independent party in cancellation of the debt of $78,861 owed to such party at such time.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of December 31, 2016 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended December 31, 2016 and 2015 contained in this Report.

Six Months Ended December 31, 2016 and 2015:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2016	2015
Revenues	$464	$2,564
Expenses
General and administrative expenses	(22,422)	(17,014)
Foreign currency exchange gain (loss)	(4,972)	(9,130)
Net loss	$(26,930)	$(23,580)

Revenues

We have generated total revenues of $464 from operations during the six months ended December 31, 2016 as compared to $2,564 for the same period in 2015, a decrease of $2,100 or 82%. The decrease was mainly due to the decrease in our travel business in the quarter ended December 31, 2016.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2016 increased by $5,408 or 32%, compared with the same period in 2015 primarily because of increased operating cost in audit fees.

Net loss

We had net losses of $26,930 and $23,580 for the six months ended December 31, 2016 and 2015, respectively, an increase of $3,350 or 14%, and had an accumulated deficit of $1,099,159 since the inception of our business as at December 31, 2016. The increase in net loss is mainly attributable to an increase of general and administrative expenses, and to a lesser extent a decrease in sales revenue.

Three Months Ended December 31, 2016 and 2015:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2016	2015
Revenues	$346	$1,948
Expenses
General and administrative expenses	(9,780)	(7,298)
Foreign currency exchange gain (loss)	(4,593)	(7,446)
Net loss	$(14,027)	$(12,796)

Revenues

We have generated total revenues of $346 from operations during the three months ended December 31, 2016 as compared to $1,948 for the same period in 2015, a decrease of $1,602 or 82%. The decrease was mainly due to the decrease in our travel business in the quarter ended December 31, 2016 due to intense market competition and a shortage of operating funds to hire people.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2016 increased by $2,482 or 34%, compared with the same period in 2015 primarily because of increased operating cost in audit fees expenses.

Net loss

We had net losses of $14,027 and $12,796 for the three months ended December 31, 2016 and 2015, respectively, an increase of $1,231 or 10%, and had an accumulated deficit of $1,099,159 since the inception of our business as at December 31, 2016. The increase in net loss is mainly attributable to an increase of general and administrative expenses and a decrease in sales revenue.

Liquidity and Capital Resources

Our financial condition for the six month periods ended December 31, 2016 and December 31, 2015 are summarized as follows:

Working Capital

	December 31,	December 31,
	2016	2015
Current Assets	$6,287	$7,937
Current Liabilities	(34,967)	(90,586)
Working Capital	$(28,680)	$(82,649)

Our working capital deficit decreased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude decreased by some $53,969 due to debts converted into shares.

Cash Flows

	December 31,	December 31,
	2016	2015
Cash used in operating activities	$(35,711)	$(27,562)
Cash provided by financing activities	35,878	24,788
Cumulative translation adjustment	(220)	(866)
Net increase (decrease) in cash	$(53)	$(3,640)

Cash Used in Operating Activities

For the six months ended December 31, 2016, our cash used in operating activities increased by $8,149 or 30% from $35,711 compared with $27,562 for the six months in the last year. The increase is mainly due to an increase in general and administrative expenses and an increase in accounts payable and accrued liabilities and foreign exchange gain compared with the six months in last year.

Cash Used in Investing Activities

For the six months ended December 31, 2016, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the six months ended December 31, 2016, we received $3,638 from financing activities advanced from a related party, as compared with $3,630 advanced from related parties for operating expenses for the six months ended December 31, 2015. For the six months ended December 31, 2016, we received $32,240 for share issuance in advance compared with $21,158 for the six months ended December 31, 2015.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$40,000
Professional fees	35,000
Foreign currency exchange loss	15,000
Total	$90,000

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

Transactions with related persons

During the six months ended December 31, 2016, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,638 (2015 - $3,631) in rent and $3,575 (June 30, 2016 - $Nil) is outstanding.

During the six months ended December 31, 2016, the former director of the Company transferred the debt of $25,920 (June 30, 2016 - $Nil) in full to a related party, the sister in law of CEO of the Company, and such debt was settled in exchange for the issuance of 4,712,727 common shares of the Company at fair market value of $0.0055 per share

Off Balance Sheet Arrangements

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2016, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of December 31, 2016, the aggregate amount of the advances to be used for such share purchases was $30,276, which amount may increase in the future.

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

Date: February 10, 2017