Form 10-Q
period 2017-03-31
W&E Source Corp.
filed 2017-04-28
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017 or

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
Yes [X]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]        No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of April 28, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of March 31, 2017 and June 30, 2016

	March 31, 2017	June 30, 2016
Assets	(Unaudited)
Current Assets
Cash	$3,911	$5,647
Accounts receivable	661	824
Prepaid expense	38	-
Total current assets	4,610	6,471

Non-Current Assets
Prepayments/Deposits	11,279	11,613
Total non-current assets	11,279	11,613

TOTAL ASSETS	$15,889	$18,084

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$2,160	$13,245
Advanced for share issuance	37,795	79,098
Advances from related parties and related party payables	5,414	25,920
Total current liabilities	45,369	118,263

TOTAL LIABILITIES	45,369	118,263

Shareholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 63,438,300 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	8,249	6,344
Additional paid-in capital	1,059,931	957,055
Accumulated deficit	(1,110,129)	(1,072,229)
Accumulated other comprehensive income	12,469	8,651
Total shareholders’ deficit	(29,480)	(100,179)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$15,889	$18,084

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended March 31, 2017 and 2016
(Unaudited)

	2017	2016	2017	2016
	Three Months	Three Months	Nine Months	Nine Months
Net revenues	$-	$391	$463	$2,955

Operating expenses
General and administrative expenses	11,932	11,821	34,353	28,835

Loss from operation	(11,932)	(11,430)	(33,890)	(25,880)

Other Income (expense)
Interest income	-	-	-	-
Foreign currency exchange (loss) gain	962	6,761	(4,010)	(2,369)
Total other income (expense)	$962	$6,761	$(4,010)	$(2,369)

Loss before income taxes	$(10,970)	$(4,669)	$(37,900)	$(28,249)

Net loss	(10,970)	(4,669)	(37,900)	(28,249)

Other comprehensive income (loss)
Cumulative foreign currency
Translation adjustment
	(1,002)	(3,958)	3,818	2,450
Comprehensive loss	$(11,972)	$(8,627)	$(34,082)	$(25,799)

Weighted average number of shares outstanding – basic and diluted	82,489,391	63,483,300	80,046,943	63,483,300
Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow
For the Nine Months Ended March 31, 2017 and 2016
(Unaudited)

	March 31, 2017	March 31, 2016
Cash Flow from Operating Activities
Net loss	$(37,900)	$(28,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	2,234	851
Change in operating assets and liabilities:
Decrease in accounts receivable	140	126
Decrease in prepaid expenses and deposits	(38)	73
Decrease in accounts payable and accrued liabilities	(11,026)	(8,084)
Net cash used in operating activities	(46,590)	(35,283)

Cash Flows from Financing Activities
Proceeds from related party	5,452	9,761
Share issuance in advance	39,562	17,869
Net cash provided by financing activities	45,014	27,630

Cumulative translation adjustment	(160)	(763)

Net decrease in cash	(1,736)	(8,416)

Cash, beginning of period
	5,647	10,893
Cash, end of period	$3,911	$2,477

Supplemental cash flows information

Interest paid	$-	$-
Income tax paid	$-	$-
Share issuance for debt settlement	$104,781	$-

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
For the Nine Months Ended March 31, 2017 and Year Ended June 30, 2016
(Unaudited)

					Accumulated		Total
		Common	Additional		other		Shareholders’
		stock	Paid-in	Capital	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Stock	Income	Deficit	(deficit)

Balance at June 30, 2015	63,438,300	6,344	957,055	-	4,106	(1,023,523)	(56,018)
Foreign currency	-	-	-	-	4,545	-	4,545
translation adjustment
Net Loss	-	-	-	-	-	(48,706)	(48,706)
Balance at June 30, 2016	63,438,300	6,344	957,055	-	8,651	(1,072,229)	(100,179)
Debt converted into shares	19,051,091	1,905	102,876	-	-	-	104,781
Foreign currency	-	-	-	-	3,818	-	3,818
translation adjustment
Net Loss	-	-	-	-	-	(37,900)	(37,900)
Balance at March 31, 2017	82,489,391	8,249	1,059,931	-	12,469	(1,110,129)	(29,480)

The accompanying notes are an integral part of these consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

W&E Source Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

a.        Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The consolidated balance sheet information as of June 30, 2016 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. These consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, and other reports filed with the SEC. Operating results for the nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2017.

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

b.        Foreign currency translation.

ATCI's and ATBI’s functional currency for operations and expenditure is the Canadian dollar and Chinese Yuan. However, the Company's reporting currency is in U.S. dollars. Therefore, the financial statements for all periods presented have been translated into U.S. dollars using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of stockholders’ equity.

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

e.        Loss per share.

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at March 31, 2017 and June 30, 2016.

W&E Source Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

g.        Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2017 and June 30, 2016, we have no cash equivalents.

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

W&E Source Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after 15 December 2017, and interim periods within those years. For all other entities, it is effective for fiscal years beginning after 15 December 2018, and interim periods within fiscal years beginning after 15 December 2019. Early adoption is permitted. Entities will have to apply the guidance retrospectively, but if it is impracticable to do so for an issue, the amendments related to that issue would be applied prospectively. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

W&E Source Corp. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

j.        Going Concern.

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $1,110,129, and a net loss for the quarters ended March 31, 2017 and 2016 of $37,900 and $23,349, respectively. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Note 3 - Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities of $2,160 as of March 31, 2017 (June 30, 2016 - $13,245) consists of a payment for vendor (hotel) of $556 (June 30, 2016 – $572), various vendors of $309 (June 30, 2016 - $12,673) in operating expenses and legal fee of $1,295 (June 30, 2016 - $Nil).

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

During the nine months ended March 31, 2017, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,414 (2016 - $7,392) in rent and $5,414 (June 30, 2016 - $Nil) is outstanding.

During the nine months ended March 31, 2017, the former director of the Company transferred the debt of $25,920 in full to a related party, the sister in law of the CEO of the Company, and the debt was settled in exchange for the issuance of 4,712,727 common shares of the Company at fair value of $0.0055 per share.

Note 5 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001.

As of March 31, 2017 and June 30, 2016, 82,489,391 and 63,438,300 shares of common stock were issued and outstanding, respectively.

On August 5, 2016, the Company issued 19,051,091 common shares of the Company to settle the debts payable of $25,920 to a related party and $78,861 to an independent party of the Company for the share issuance advance at fair value of $0.0055 per share, respectively.

During the nine months ended March 31, 2017 and twelve months ended June 30, 2016, the Company has received $37,795 and $79,098, respectively, advanced for a future share issuance from an independent third party, which amounts do not bear interest and are due on demand. On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such independent party in cancellation of the debt of $78,861 owed to such party at such time.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc. in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of March 31, 2017 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended March 31, 2017 and 2016 contained in this Report.

Nine Months Ended March 31, 2017 and 2016:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2017	2016
Revenues	$463	$2,955
Expenses
General and administrative expenses	(34,353)	(28,835)
Foreign currency exchange loss	(4,010)	(2,369)
Net loss	$(37,900)	$(28,249)

Revenues

We have generated total revenues of $463 from operations during the nine months ended March 31, 2017 as compared to $2,955 for the same period in 2016, a decrease of $2,492 or 84%. The decrease was mainly due to the decrease in our travel business in the quarter ended March 31, 2017.

General and administrative expenses

General and administrative expenses for the nine months ended March 31, 2017 increased by $5,518 or 19%, compared with the same period in 2016 primarily because of increased operating expense in audit fees.

Net loss

We had net losses of $37,900 and $28,249 for the nine months ended March 31, 2017 and 2016, respectively, an increase of $9,651 or 34%, and had an accumulated deficit of $1,110,129 since the inception of our business as at March 31, 2017. The increase in net loss is mainly attributable to an increase of general and administrative expenses, and to a lesser extent a decrease in sales revenue.

Three Months Ended March 31, 2017 and 2016:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
Revenues	$-	$391
Expenses
General and administrative expenses	(11,932)	(11,821)
Foreign currency exchange gain	962	6,761
Net loss	$(10,970)	$(4,669)

Revenues

We have generated total revenues of $Nil from operations during the three months ended March 31, 2017 as compared to $391 for the same period in 2016, a decrease of $391 or 100%. The decrease was mainly due to the decrease in our travel business in the quarter ended March 31, 2017 due to intense market competition and a shortage of operating funds to hire sales associates.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2017 increased by $111 or 1%, compared with the same period in 2016 primarily because of increased operating expense in audit fees expenses.

Net loss

We had net losses of $10,970 and $4,669 for the three months ended March 31, 2017 and 2016, respectively, an increase of $6,301 or 135%, and had an accumulated deficit of $1,110,129 since the inception of our business as at March 31, 2017. The increase in net loss is mainly attributable to an increase of general and administrative expenses, but a decrease of foreign exchange gain and a decrease in sales revenue.

Liquidity and Capital Resources

Our financial condition for the nine month periods ended March 31, 2017 and March 31, 2016 are summarized as follows:

Working Capital

	March 31,	March 31,
	2017	2016
Current Assets	$4,610	$6,471
Current Liabilities	(45,369)	(118,263)
Working Capital	$(40,759)	$(111,792)

Our working capital deficit decreased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude decreased by $71,033 due to debts converted into shares.

Cash Flows

	March 31,	March 31,
	2017	2016
Cash used in operating activities	$(46,590)	$(35,283)
Cash provided by financing activities	45,014	27,630
Cumulative translation adjustment	(160)	(763)
Net decrease in cash	$(1,736)	$(8,416)

Cash Used in Operating Activities

For the nine months ended March 31, 2017, our cash used in operating activities increased by $11,307 or 32% to $46,590 compared with $35,283 for the nine months in the prior year. The increase is mainly due to an increase in general and administrative expenses and an increase in accounts payable and accrued liabilities and partially offset by an increase in foreign exchange loss compared with the nine months in prior year.

Cash Used in Investing Activities

For the nine months ended March 31, 2017 and March 31, 2016, we had no cash investing activities.

Cash Provided by Financing Activities

For the nine months ended March 31, 2017, we received $5,452 from financing activities advanced from a related party, as compared with $9,761 advanced from related parties for operating expenses for the nine months ended March 31, 2016. For the nine months ended March 31, 2017, we received $39,562 for share issuance in advance compared with $17,869 for the nine months ended March 31, 2016.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$40,000
Professional fees	45,000
Foreign currency exchange loss	15,000
Total	$100,000

Our CEO, Hong Ba, has committed to providing our working capital requirements for the next 12 months.

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

Transactions with related persons

During the nine months ended March 31, 2017, a Company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,452 (2016 - $7,392) in rent and $5,414 (June 30, 2016 - $Nil) is outstanding.

During the nine months ended March 31, 2017, the former director of the Company transferred the debt of $25,920 (June 30, 2016 - $Nil) in full to a related party, the sister in law of the CEO of the Company, and such debt was settled in exchange for the issuance of 4,712,727 common shares of the Company at fair market value of $0.0055 per share.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2017, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of March 31, 2017, the aggregate amount of the advances to be used for such share purchases was $30,276, which amount may increase in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (attached as an exhibit to our Quarterly Report on Form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

/s/ Hong Ba
Hong Ba
CEO and CFO
Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer

Date: April 28, 2017