Form 10-K
period 2017-06-30
W&E Source Corp.
filed 2017-09-28
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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
Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange (check one):

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
Yes [   ]      No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2016, was $134,625. All executive officers, directors and holders of 5% or more of our outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of September 28, 2017 there were 82,489,391 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc. in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of June 30, 2017 due to lack of business and to reduce operating costs.

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

Employees

As of June 30, 2017, we have one part time consultant, who is responsible for sales of the various travel products we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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

As of June 30, 2017, we had an accumulated deficit of $1,127,081. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2017, the exchange rate between the Renminbi and the United States dollar was approximately 6.7797 Renminbi to every one United States dollar.

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

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2017 and 2016 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2017	$0.01	$0.01
March 31, 2017	$0.01	$0.01
December 31, 2016	$0.02	$0.01
September 30, 2016	$0.05	$0.01
June 30, 2016	$0.01	$0.01
March 31, 2016	$0.01	$0.01
December 31, 2015	$0.01	$0.01
September 30, 2015	$0.01	$0.01

Holders of our Common Stock

As of June 30, 2017, there were approximately 57 holders of record of our common stock. As of such date, 82,489,391 shares of common stock were issued and outstanding.

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

As at June 30, 2017, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities and Use of Proceeds

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

During the year ended June 30, 2017, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of June 30, 2017, the aggregate amount of the advances to be used for such share purchases was $47,986, which amount may increase in the future.

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

We have three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China. We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of June 30, 2017 due to lack of business and to reduce operating cost.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2017 and 2016.

Years Ended June 30, 2017 and 2016:

	June 30, 2017	June 30, 2016
Revenues	$460	$3,718
Cost of revenues	(353)	(1,757)
Expenses
General and administrative expenses	(53,131)	(45,525)
Bad debts expense	(135)	-
Foreign currency exchange gain (loss )	(1,693)	(5,142)
Net loss	$(54,852)	$(48,706)

Revenues

We have generated total revenues of $460 from our operations during the year ended June 30, 2017 as compared to the year ended June 30, 2016 where we generated total revenues of $3,718 or a decrease of 88%. The decrease was due to increased competition in the tourism market which resulted in a decrease in sales.

Expenses

General and administrative expenses for the year ended June 30, 2017 increased by $7,606 or 17% compared with the same period in 2016. The increased expenses during 2017 were mainly due to the increase of annual audit fees and bad debts due to uncollected accounts receivable for operation.

Net loss

We had net losses of $54,852 and $48,706 for the years ended June 30, 2017 and 2016, respectively, and had an accumulated deficit of $1,127,081 since the inception of our business.

Liquidity and Capital Resources

Our financial condition for the years ended June 30, 2017 and 2016 are summarized as follows:

Working Capital

	June 30, 2017	June 30, 2016
Current Assets	$5,547	$6,471
Current Liabilities	(66,069)	(118,263)
Working Capital	$(60,522)	$(111,792)

Our working capital deficiency for the year ended June 30, 2017 was significantly decreased by $51,409 compared with 2016 mainly due to a decrease in accounts payable and accrued liabilities resulting from the debt settlement in exchange for the share issuance which took place in the year ended June 30, 2017.

Cash Flows

	June 30, 2017	June 30, 2016
Cash used in operating activities	$(49,877)	$(46,578)
Cash used in investing activities	-	-
Cash provided by financing activities	46,735	37,080
Cumulative translation adjustment	2,505	4,252
Net decrease in cash	$(637)	$(5,246)

Cash Used in Operating Activities

For the year ended June 30, 2017, our cash used in operating activities increased by $3,299 compared with previous year. The increase is mainly due to general and administrative expenses increases in audit and accounting fees.

Cash Used in Investing Activities

For the year ended June 30, 2017, no cash was used in investing activities.

Cash Provided by Financing Activities

For the year ended June 30, 2017, the Company received $46,735 from financing activities in the form of cash advances for future share issuances from an independent party.

Cash Requirements

Over the next 12-months ending June 30, 2017, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$40,000
Professional fees	50,000
Foreign currency exchange loss	7,000
Total	$97,000

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017. Our management’s evaluation of our internal control over financial reporting was based on the framework in

Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2017 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

			Date First Elected or
Name	Position Held with our Company	Age	Appointed
Hong Ba	Chief Executive Officer, Chief Financial Officer, and Director	50	August 1, 2011 September 1, 2011
Junjun Wu	Director	46	September 1, 2011

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

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2017. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2017, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that Youzhi Li failed to file a Form 3 in connection with her acquisition of shares in August 2016.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2017; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2017 and 2016, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hong Ba CEO, CFO and Director	2017 2016	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2017, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2017, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2017, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2017.

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

Aggregated Options Exercised in the Year Ended June 30, 2017 and Year End Option Values

As at June 30, 2017, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year ended June 30, 2017 therefore no options were re-priced.

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

(1) Title of	(2) Name and address of	(3) Amount and nature of	(4) Percent of
class	beneficial owner	beneficial ownership	class [1]
Officers and Directors
common stock	Hong Ba Unit 2702, Sanlitun SOHO Building 2, No. 8, Gongtibeilu Chaoyang District, Bejing China 100027	22,000,000 Direct	26.7%

common stock	Junjun Wu 1-97 Hongqi North Street Xiaowang Village, Wanbailin District Taiyuan Shanxi PRC 030024	15,000,000 Direct	18.2%

	Directors and Officers as a Group (2 persons)	37,000,000 Direct	44.9%
5% Beneficial Owner
common stock	Shuzhen Lin #6-6-202 Juifeng Rd. 39 Jiancaoping Zone Taiyuan, Shanxi China	12,975,800 Direct	15.7%

common stock	Lin Li (1) Suite 202, Block 4, Na.7 Fengle Suiiding, Ns. 3g liufeng Soad, Caopin8 District, .tiancaoping, Taiyuan, China.	4,712,727 Direct	5.7%

common stock	Youzhe Li 2020-91111 Beckwith Road, Richmond BC V6X 1V7	14,338,364 Direct	17.4%

(1)	Lin Li is the sister of Mr. Li Feng, who is the husband of Hong Ba, the Company’s director, CEO and CFO.

Security ownership of certain beneficial owners

Percentage of ownership is based on 82,489,391 shares of common stock issued and outstanding as of September 28, 2017. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

During the fiscal year ended June 30, 2017, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,209 (Cnd$9,600) in rent and the debt of $7,402 (Cnd$9,600).

During the fiscal year ended June 30, 2017, a former director of the Company transferred a debt of the Company of $25,920 (the “Lin Li Loan”) in full to a related party, Lin Li, the sister-in-law of the CEO of the Company. On August 5, 2016, the Company entered into a Debt Conversion Agreement with Lin Li and issued 4,712,727 shares of its common stock at the conversion rate of $0.0055 per share as full payment for the Lin Li Loan.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2017 and 2016:

Services	2017	2016
Audit fees	$19,500	$12,500
Tax fees	-	-
All other fees	400	2,397
Total fees	$14,897	$14,897

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2017 and 2016 in connection with statutory and regulatory filings or engagements.

Tax Fees

Consisted of fees billed for professional services rendered by the principal accountant for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

(3)	The following Exhibits are filed as part of this report on Form 10-K:
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB- 2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarterly Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(10)	Material Contracts
10.1	Debt Conversion Agreement between the Company and Youzhe Li dated August 5, 2016 (attached as an exhibit to our Current Report on Form 8-K filed August 10, 2016)
10.2	Debt Conversion Agreement between the Company and Lin Li dated August 5, 2016 (attached as an exhibit to our Current Report on Form 8-K filed August 10, 2016)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)

(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (attached as an exhibit to our annual report on Form 10-K filed on October 11, 2012)
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W&E SOURCE CORP.

By: /s/ Hong Ba
Hong Ba
CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director, CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2017

/s/ Junjun Wu
Junjun Wu
Director
Date: September 28, 2017

W&E Source Corp.
Financial Statements
As of and for the years ended June 30, 2017 and 2016

Audit’s report

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

W&E Source Corp.

We have audited the accompanying consolidated balance sheets of W&E Source Corp. as of June 30, 2017 and 2016, and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of W&E Source Corp. as of June 30, 2017 and 2016 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has had insignificant revenues to cover its operating expenses. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes achieving profitable operations and raising additional funds through financing. The financial consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Diamond Bar, CA

September 28, 2017

W&E Source Corp.

(Formerly News of China Inc.)
Consolidated Balance Sheets
As of June 30, 2017 and 2016
(Audited)

	June 30, 2017	June 30, 2016

Assets
Current Assets
Cash	$5,010	$5,647
Accounts receivables	-	824
Other Receivables	537	-
Total current assets	5,547	6,471

Non-Current Assets
Prepayments/Deposits	11,565	11,613
Total non-current assets	11,565	11,613

TOTAL ASSETS	$17,112	$18,084

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$10,681	$13,245
Advanced for share issuance	47,986	79,098
Advances from related parties and related party payables	7,402	25,920
Total current liabilities	66,069	118,263

TOTAL LIABILITIES	66,069	118,263

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 63,468,300 shares issued and outstanding as of June 30, 2017 and 2016, respectively	8,249	6,344
Additional paid-in capital	1,059,931	957,055
Accumulated deficit	(1,127,081)	(1,072,229)
Accumulated other comprehensive income	9,944	8,651
Total shareholders’ deficit	(48,957)	(100,179)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$17,112	$18,084

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2017 and 2016
(Audited)

	June 30, 2017	June 30, 2016

Revenues	$460	$3,718
Cost of revenues	(353)	(1,757)

Gross profit	107	1,961

Operating expenses

General and administrative expenses	53,131	45,525

Total operating expenses	53,131	45,525

Operating Loss	(53,024)	(43,564)

Other income (expense)
Bad debts	(135)	-
Foreign currency exchange (loss) gain	(1,693)	(5,142)
Total other income (expense)	(1,828)	(5,142)

Net loss	(54,852)	(48,706)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	1,293	4,545

Comprehensive loss	$(53,559)	$(44,161)

Weighted average number of shares outstanding - basic and diluted	80,657,555	63,438,300

Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
As of June 30, 2017 and 2016
(Audited)

					Accumulated		Total
			Additional		other		Shareholders’
	Common stock		Paid-in		Comprehensive	Accumulated	equity
	Shares	Amount	Capital		Income	Deficit	(deficit)

Balance at June 30, 2015	63,438,300	6,344	957,055	-	4,106	(1,023,523)	(56,018)
Foreign currency					4,545		4,545
translation adjustment	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(48,706)	(48,706)
Balance at June 30, 2016	63,438,300	6,344	957,055	-	8,651	(1,072,229)	(100,179)
Debt converted into shares	19,051,091	1,905	102,876	-	-	-	104,781
Foreign currency translation adjustment	-	-	-	-	1,293	-	1,293
Net Loss	-	-	-	-	-	(54,852)	(54,852)
Balance at June 30, 2017	82,489,391	8,249	1,059,931	-	9,944	(1,127,081)	(48,957)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2017 and 2016
(Audited)

	June 30, 2017	June 30, 2016
Cash Flow from Operating Activities
Net loss	$(54,852)	$(48,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Prepaid expenses and deposits	-	75
Decrease in other receivable	325	(163)
Increase (decrease) in accounts payable and accrued liabilities	(2,559)	4,025
Increase (decrease) in related party payable	7,209	(1,809)
Net cash (used) in operating activities	(49,877)	(46,578)

Cash Flows from Financing Activities

Proceeds from Advance share issuance	46,735	37,080
Net cash provided by financing activities	46,735	37,080

Cumulative translation adjustment	2,505	4,252

Net decrease in cash for the year	(637)	(5,246)

Beginning of period	5,647	10,893
End of period	$5,010	$5,647

Supplemental cash flows information
Interest paid	-	-
Income tax paid	-	-
Non cash investing and financing activities
Share issuance for the debt settlement	104,781	-

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2017 and 2016

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

e. Loss per share. Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2017 and 2016.

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

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2017 and 2016, we have no cash equivalents.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,127,081 and $1,072,229, and net losses of $54,852 and $48,706, respectively, for the years ended June 30, 2017 and 2016. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from management and implementing its strategic plans and seeking more business opportunities for the Company provide the opportunity for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of June 30, 2017, the Company prepaid a security deposit of $11,565 (C$15,000) ($11,613 – 2016) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $10,681 as of June 30, 2017 consists of payment for vendors (hotel) of $572, $9,900 in audit fee and others of $212.

Note 6 – Related Parties

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

During the fiscal year ended June 30, 2017, the Company owned by a director of the Company charged $7,209 (2016 - $7,236) in rent and $7,402 has been due to the related party (2016 - $7,236 of debt was transferred to an independent investor of the Company).

During fiscal year ended June 30, 2017, the former director of the Company transferred the debt of $25,920 in full to a related party, the sister in law of the CEO of the Company, and such debt was cancelled in exchange for the issuance of 4,712,727 common shares of the Company. As of June 30, 2017, the fair market value of the share issuance was $47,127.

Note 7 – Income Taxes

United States of America

The Company and its subsidiary are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate and have filed annual tax returns.

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2017	June 30, 2016

United States of America	$(44,869)	$(36,187)
Canada	(8,443)	(9,332)
People's Republic of China	(1,440)	(3,187)
Loss before income taxes	$(54,852)	$(48,706)

The components of deferred taxes assets at June 30:

	2017	2016

USA net operating losses	$15,255	$12,303
Canada net operating losses	1,140	1,260
PRC net operating losses	391	866
Deferred tax assets, net	16,786	14,429
Less: valuation allowance	(16,786)	(14,429)
Deferred tax assets, net	$-	$-

As of June 30, 2017, the Company has an accumulated deficit of $1,127,081 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2017 and 2016, there were no tax penalties or interest.

Note 8 – Commitment and Contingencies

The Company leases an office space in Canada for a terms under long-term, non-cancelable operating lease agreement. Monthly rent is $7,402 (Cdn$800).

The lease agreement in Beijing office was terminated effective from October 1, 2013.

On May 30, 2014, the Company assigned the lease agreement dated November 1, 2011 in Seattle to Meixi Travel LLC effective on August 1, 2014.

The following is a schedule by year of future minimum rental payments required under the operating lease agreements:

Year Ending June 30	Amounts ($)

2017	7,402
2018	7,402
Total	$14,804

For each of the years ended June 30, 2017 and 2016, the Company recorded a rent expense of $7,209 (Cdn$9,600) and $7,236, respectively.

Note 9 – Common Stock

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2017 and June 30, 2016, 82,489,391 and 63,438,300 shares of common stock were issued and outstanding, respectively.

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

During the years ended June 30, 2017 and 2016, the Company has received $46,735 and $37,080, respectively, advanced for a future share issuance from an independent third party, which amounts do not bear interest and are due on demand.  On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such independent party in cancellation of the debt of $78,861 owed to such party at such time.  As of June 30, 2017, the fair market value of the share issuance was $143,384.

As the filing date of these financial statements, there are 82,489,391 shares issued outstanding.