Form 10-Q
period 2017-09-30
W&E Source Corp.
filed 2017-11-09
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017 or

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
Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of November 9, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of September 30, 2017 and June 30, 2017

	September 30, 2017	June 30, 2017
Assets	(Unaudited)
Current Assets
Cash	$6,049	$5,010
Other receivables	566	537
Total current assets	6,615	5,547

Non-Current Assets
Prepayments/Deposits	12,191	11,565
Total non-current assets	12,191	11,565

TOTAL ASSETS	$18,806	$17,112

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$7,973	$10,681
Advanced for share issuance	61,403	47,986
Advances from related parties and related party payables	9,904	7,402
Total current liabilities	79,280	66,069

TOTAL LIABILITIES	79,280	66,069

Shareholders' equity (deficit)
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,133,585)	(1,127,081)
Accumulated other comprehensive income	4,931	9,944
Total shareholders’ deficit	(60,474)	(48,957)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$18,806	$17,112

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)

	September 30, 2017	September 30, 2016

Net revenues	$-	$118
Gross profit	-	118

Operating expenses
General and administrative expenses	(11,360)	(12,642)
Total operating expenses	(11,360)	(12,642)

Operating Loss	(11,360)	(12,524)

Other Income (expense)

Foreign currency exchange gain (loss)	4,856	(379)
Total other income (expense)	$4,856	$(379)

Net loss	(6,504)	(12,903)

Other comprehensive income
Cumulative foreign currency translation adjustment	(5,013)	450
Comprehensive loss	$(11,517)	$(12,453)

Weighted average number of shares outstanding – basic and diluted	82,489,391	70,765643

Loss per share – basic and diluted	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow
For the Three Months Ended September 30, 2017 and 2016
(Unaudited)

	September 30, 2017	September 30, 2016
Cash Flow from Operating Activities
Net loss	$(6,504)	$(12,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	(2,679)	(1,399)
Change in operating assets and liabilities:
Decrease in accounts receivable	-	190
Decrease in prepaid expenses and deposits	-	76
Increase in accounts payable and accrued liabilities	(2,735)	(84)
Increase in due to related party	1,916	-
Net cash used in operating activities	(10,002)	(14,120)

Cash Flows from Financing Activities
Proceeds from related party	150	1,809
Share issuance in advance	13,000	21,709
Net cash provided by financing activities	13,150	23,518

Cumulative translation adjustment	(2,109)	251

Net increase in cash	1,039	9,649

Cash, beginning of period
	5,010	5,647
Cash, end of period	$6,049	$15,296

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$104,781

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of September 30, 2017 and Year Ended June 30, 2017
(Unaudited)

				Accumulated		Total
			Additional	other		Shareholders’
		Common stock	Paid-in	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Income	Deficit	(deficit)

Balance at June 30, 2016	63,438,300	6,344	957,055	8,651	(1,072,229)	(100,179)
Debt converted into shares	19,051,091	1,905	102,876	-	-	104,781
Foreign currency	-	-	-	1,293	-	450
translation adjustment
Net Loss	-	-	-	-	(54,852)	(12,903)
Balance at June 30, 2017	82,489,391	8,249	1,059,931	9,944	(1,127,081)	(48,957)
Foreign currency	-	-	-	(5,013)	-	(5,013)
translation adjustment
Net Loss	-	-	-	-	(6,504)	(6,504)
Balance at September 30, 2017	82,489,391	8,249	1,059,931	4,931	(1,133,585)	(60,474)

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

Note 2 – Summary of Significant Accounting Policies

a. Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of September 30, 2017 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, and other reports filed with the SEC. Operating results for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2018.

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

e. Loss per share.

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2017 and June 30, 2017.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2017 and June 30, 2017, we have no cash equivalents.

h. Recently issued accounting pronouncements.

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

On November 17, 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. Entities will be required to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. There is no impact of the adoption of this guidance on its consolidated financial statements.

i. Going Concern.

As reflected in the accompanying unaudited consolidated financial statements, the Company had accumulated deficits of $1,133,585 and $1,085,132, and net losses of $6,504 and $12,903, respectively, for the three months ended September 30, 2017 and 2016. The Company currently has limited business activities to generate funds from its own operations and has not yet achieved profitable operations for the three months ended September 30, 2017. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and carry out its business plan by seeking a profitable business strategy or new opportunities. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current efforts to obtain additional funding from independent investors or from the management and implementation of its strategic plans and seeking more business opportunities for the Company should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us, or that the Company will succeed in implementing its business strategy.

Note 3 – Prepayment & Security Deposit

As of September 30, 2017, the Company prepaid a security deposit of $12,191 (CAD$15,000) (June 30, 2017 - $11,565) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 4 - Accounts Payable and Accrued Liabilities

As of September 30, 2017, accounts payable and accrued liabilities of $7,973 (June 30, 2017 - $10,681) consists of payment for legal fees of $2,205, $3,350 in audit fees, $2,200 in filing fees and others of $218.

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

During the three months ended September 30, 2017, the Company owned by a director of the Company charged $1,916 (2016 - $1,858) in rent and $9,752 has been due to the related party (2016 - $7,236 of debt was transferred to an independent investor of the Company).

During the three months ended September 30, 2017, the CEO of the Company advanced $152 (2016 – Nil) to the Company for operating expenditure.

During three months ended June 30, 2016, the former director of the Company transferred the debt of $25,920 in full to a related party, the sister in law of the CEO of the Company, and such debt was cancelled in exchange for the issuance of 4,712,727 common shares of the Company. As of September 30, 2017, the fair market value of the share issuance was $47,127.

Note 6 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001.

As of September 30, 2017 and June 30, 2017, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

On August 5, 2016, the Company entered into Debt Conversion Agreements (the “Agreements”) with each of Lin Li and Youzhe Li, who were each creditors to the Company with total outstanding balances of $25,920 (the “Lin Li Loan”) and $78,861 (the “Youzhe Li Loan” and, together with the Lin Li Loan, the “Loans”), respectively. Pursuant to the Agreements the Company agreed to issue an aggregate total of 19,051,091 shares of its common stock, $0.0001 par value per share (the “Shares”), at the conversion rate of $0.0055 per share as full payment for the Loans. Upon issuance and delivery of the Shares, the Loans shall be fully paid and the Company shall no longer have any obligations to the individuals under the Loans. As of September 30, 2017, the fair market value of the share issuance was $190,511.

Lin Li is the sister of Mr. Feng Li, who is the husband of Hong Ba, the Company’s director, CEO and CFO.

As of September 30, 2017 and June 30, 2017, the Company had received $61,403 and $47,986, respectively, advanced for a future share issuance from an independent third party, which amounts do not bear interest and are due on demand. On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such independent party in cancellation of the debt of $78,861 owed to such party at such time. As of September 30, 2017, the fair market value of the share issuance was $143,384.

As the filing date of these unaudited financial statements, there are 82,489,391 shares issued outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of September 30, 2017 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarter ended September 30, 2017 and 2016 contained in this Report.

Three Months Ended September 30, 2017 and 2016:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2017	2016
Revenues	$-	$118
Expenses
General and administrative expenses	(11,360)	(12,642)

Foreign currency exchange gain (loss)	4,856	(379)
Net loss	$(6,504)	$(12,903)

Revenues

We had no revenue generated from operations during the three months ended September 30, 2017 as compared to $118 for the same period in 2016, a decrease of $118 or 100%. The decrease was mainly due to the decrease in our travel business in the quarter ended September 30, 2017 due to intense market competition and a shortage of operating funds to hire sales people.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2017 decreased by $1,282 or 10%, compared with the same period in 2016 primarily because of decreased operating cost in accounting fees and bad debt expense due to an account payable written off over three years.

Net loss

We had net losses of $6,504 and $12,903 for the three months ended September 30, 2017 and 2016, respectively, a decrease of $6,399 or 50%, and had an accumulated deficit of $1,133,585 since the inception of our business as at September 30, 2017. The decrease in net loss is mainly attributable to a decrease of general and administrative expenses, and foreign exchange gain and a decrease in sales revenue.

Liquidity and Capital Resources

Our financial condition at the end of and for the three month periods ended September 30, 2017 and June 30, 2017 are summarized as follows:

Working Capital

	September 30,	June 30,
	2017	2017
Current Assets	$18,806	$17,112
Current Liabilities	(79,280)	(66,069)
Working Capital	$(60,474)	$(48,957)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $11,517 due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	September 30,	September 30,
	2017	2016
Cash used in operating activities	$(10,002)	$(14,120)
Cash provided by financing activities	13,150	23,518
Cumulative translation adjustment	2,109	251
Net increase in cash	$1,039	$9,649

Cash Used in Operating Activities

For the three months ended September 30, 2017, our cash used in operating activities decreased by $4,118 or 29% to $10,002, compared with $14,120 for the three months in the prior year. The decrease is mainly due to a decrease in general and administrative expenses and accounts payable and accrued liabilities and an increase in advances due to related parties and foreign exchange loss compared with the three months in the prior year.

Cash Used in Investing Activities

For the three months ended September 30, 2017, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the three months ended September 30, 2017, the Company received $13,000 from financing activities in the form of cash advances for future share issuances from an independent party and $150 from the CEO of the Company for operating activities.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$20,000
Professional fees	45,000
Foreign currency exchange loss	10,000
Total	$75,000

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

During the three months ended September 30, 2017, the Company owned by a director of the Company charged $1,916 (2016 - $1,858) in rent and $9,752 has been due to the related party (2016 - $7,236 of debt was transferred to an independent investor of the Company).

During the three months ended September 30, 2017, the CEO of the Company advanced $152 (2016 – Nil) to the Company for operating expenditure.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended June 30, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2017. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2017 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2017, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of September 30, 2017, the aggregate amount of the advances to be used for such share purchases was $61,403, which amount may increase in the future.

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

Date: November 9, 2017