Form 10-Q
period 2017-12-31
W&E Source Corp.
filed 2018-02-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-52276

W&E Source Corp.
(Exact name of registrant as specified in its charter

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of February 14, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of December 31, 2017 and June 30, 2017

	December 31, 2017	June 30, 2017
Assets	(Unaudited)
Current Assets
Cash	$3,168	$5,010
Other receivables	1,180	537
Total current assets	4,348	5,547

Non-Current Assets
Prepayments/Deposits	11,750	11,565
Total non-current assets	11,750	11,565

TOTAL ASSETS	$16,098	$17,112

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$3,569	$10,681
Advanced for share issuance	71,109	47,986
Advances from related parties and related party payables	11,432	7,402
Total current liabilities	86,110	66,069

TOTAL LIABILITIES	86,110	66,069

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,145,665)	(1,127,081)
Accumulated other comprehensive income	7,473	9,944
Total shareholders’ deficit	(70,012)	(48,957)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$16,098	$17,112

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended December 31, 2017 and 2016
(Unaudited)

	2017	2016	2017	2016
	Three Months	Three Months	Six Months	Six Months
Net revenues	$299	$346	$299	$464
Gross profit	299	346	299	464

Operating expenses
General and administrative expenses	(9,892)	(9,780)	(21,252)	(22,422)
Total operating expenses	(9,892)	(9,780)	(21,252)	(22,422)

Operating loss	(9,593)	(9,434)	(20,953)	(21,958)

Other Income (expense)
Foreign currency exchange (loss) gain	(2,487)	(4,593)	2,369	(4,972)
Total other income (expense)	$(2,487)	$(4,593)	$2,369	$(4,972)

Loss before income taxes	$(12,080)	$(14,027)	$(18,584)	$(26,930)

Net loss	(12,080)	(14,027)	(18,584)	(26,930)

Other comprehensive income (loss)
Cumulative foreign currency
Translation adjustment
	2,542	(5,270)	(2,471)	4,820
Comprehensive loss	$(9,538)	$(19,297)	$(21,055)	$(22,110)

Weighted average number of shares outstanding – basic and diluted	82,489,391	82,489,391	82,489,391	78,845,740
Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow
For the Six Months Ended December 31, 2017 and 2016
(Unaudited)

	December 31, 2017	December 31, 2016
Cash Flow from Operating Activities
Net loss	$(18,584)	$(26,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	(1,406)	3,177
Change in operating assets and liabilities:
Decrease in accounts receivable	-	140
Decrease in prepaid expenses and deposits	-	(38)
Increase in accounts payable and accrued liabilities	(7,743)	(12,060)
Increase in due to related party	3,697	-
Net cash used in operating activities	(24,036)	(35,711)

Cash Flows from Financing Activities
Proceeds from related party	150	3,638
Share issuance in advance	23,000	32,240
Net cash provided by financing activities	23,150	35,878

Cumulative translation adjustment	(956)	(220)

Net increase in cash	(1,842)	(53)

Cash, beginning of period
	5,010	5,647
Cash, end of period	$3,168	$5,594

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$104,781

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of December 31, 2017 and Year Ended June 30, 2017
(Unaudited)

				Accumulated		Total
			Additional	other		Shareholders’
		Common stock	Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	deficit

Balance at June 30, 2016	63,438,300	6,344	957,055	8,651	(1,072,229)	(100,179)
Debt converted into shares	19,051,091	1,905	102,876	-	-	104,781
Foreign currency	-	-	-	1,293	-	450
translation adjustment
Net Loss	-	-	-	-	(54,852)	(12,903)
Balance at June 30, 2017	82,489,391	8,249	1,059,931	9,944	(1,127,081)	(48,957)
Foreign currency	-	-	-	(2,471)	-	(2,471)
translation adjustment
Net Loss	-	-	-	-	(18,584)	(18,584)
Balance at December 31, 2017	82,489,391	8,249	1,059,931	7,473	(1,145,665)	(70,012)

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

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of December 31, 2017 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, and other reports filed with the SEC. Operating results for the six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2018.

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

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2017 and June 30, 2017.

f.	Revenue recognition.

On January 1, 2017, we adopted the new accounting standard ASC 606, revenue from contracts with customers and all the related amendments to all contracts using the modified retrospective method. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company currently receives its revenue from commissions on payment processing for flight tickets. The Company evaluates the Emerging Issue Task Force (EITF) number 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent,” which sets forth a number of guidelines for the correct treatment of revenue. We currently treat the revenues on a net basis.

g.	Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within six months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2017 and June 30, 2017, we have no cash equivalents.

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

In March 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and sets forth the principles for the recognition, measurement, presentation, and disclosure of leases for both lessees and lessors. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record on the balance sheet a right-of-use asset and a lease liability, equal to the present value of the remaining lease payments, for all leases with a term greater than 12 months regardless of the lease classification. The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or a straight-line basis over the term of the lease. ASU 2016-02 will be effective for use beginning January 1, 2019, with early adoption permitted. Entities are required to use a modified retrospective transition method for existing leases. There is no impact of the adoption of this guidance on its consolidated financial statements.

Going Concern.

As reflected in the accompanying unaudited consolidated financial statements, the Company had accumulated deficits of $1,145,665 and $1,099,159, and net losses of $18,584 and $26,930, respectively, for the six months ended December 31, 2017 and 2016. The Company currently has limited business activities to generate funds from its own operations and has not yet achieved profitable operations for the three and six months ended December 31, 2017. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and carry out its business plan by seeking a profitable business strategy or new opportunities. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 – Prepayment & Security Deposit

As of December 31, 2017, the Company prepaid a security deposit of $11,750 (CAD$15,000) (June 30, 2017 - $11,565) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 4 - Accounts Payable and Accrued Liabilities

As of December 31, 2017, accounts payable and accrued liabilities of $3,569 (June 30, 2017 - $10,681) consists of payment for $3,350 in audit fees and others of $218.

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

During the six months ended December 31, 2017, the Company owned by a director of the Company charged $3,697 (2016 - $3,638) in rent and $11,280 has been due to the related party as of December 31, 2017 (2016 - $7,236 of debt was transferred to an independent investor of the Company).

During the six months ended December 31, 2017, the CEO of the Company advanced $152 (June 30, 2017 – Nil) to the Company for operating expenditure.

During the six months ended June 30, 2016, the former director of the Company transferred the debt of $25,920 in full to a related party, the sister in law of the CEO of the Company, and such debt was cancelled in exchange for the issuance of 4,712,727 common shares of the Company. The fair market value of the share issuance was $47,127.

Note 6 – Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001.

As of December 31, 2017 and June 30, 2017, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

On August 5, 2016, the Company entered into Debt Conversion Agreements (the “Agreements”) with each of Lin Li and Youzhe Li, who were each creditors to the Company with total outstanding balances of $25,920 (the “Lin Li Loan”) and $78,861 (the “Youzhe Li Loan” and, together with the Lin Li Loan, the “Loans”), respectively. Pursuant to the Agreements the Company agreed to issue an aggregate total of 19,051,091 shares of its common stock, $0.0001 par value per share (the “Shares”), at the conversion rate of $0.0055 per share as full payment for the Loans. Upon issuance and delivery of the Shares, the Loans shall be fully paid and the Company shall no longer have any obligations to the individuals under the Loans. As of December 31, 2017, the fair market value of the share issuance was $190,511.

Lin Li is the sister of Mr. Feng Li, who is the husband of Hong Ba, the Company’s director, CEO and CFO.

As of December 31, 2017 and June 30, 2017, the Company had received $71,109 and $47,986, respectively, advanced for a future share issuance from an independent third party, which amounts do not bear interest and are due on demand. On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such independent party in cancellation of the debt of $78,861 owed to such party at such time. The fair market value of the share issuance was $143,384.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of December 31, 2017 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended December 31, 2017 and 2016 contained in this Report.

Six Months Ended December 31, 2017 and 2016:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2017	2016
Revenues	$299	$464
Expenses
General and administrative expenses	(21,252)	(22,422)
Foreign currency exchange gain (loss)	2,369	(4,972)
Net loss	$(18,584)	$(26,930)

Revenues

We have generated total revenues of $299 from operations during the six months ended December 31, 2017 as compared to $464 for the same period in 2016, a decrease of $165 or 36%. The decrease was mainly due to the decrease in our travel business in the quarter ended December 31, 2017.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2017 decreased by $1,170 or 5%, compared with the same period in 2016 primarily because of decreased operating cost in bad debt and license fees, sales commission, travel and telephone expenses.

Net loss

We had net losses of $18,584 and $26,930 for the six months ended December 31, 2017 and 2016, respectively, a decrease of $8,346 or 31%, and had an accumulated deficit of $1,145,665 since the inception of our business as at December 31, 2017. The decrease in net loss is mainly attributable to a decrease of general and administrative expenses but a gain in foreign exchange and offset to a lesser extent by a decrease in sales revenue.

Three Months Ended December 31, 2017 and 2016:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2017	2016
Revenues	$299	$346
Expenses
General and administrative expenses	(9,892)	(9,780)
Foreign currency exchange gain (loss)	(2,487)	(4,593)
Net loss	$(12,080)	$(14,027)

Revenues

We have generated total revenues of $299 from operations during the three months ended December 31, 2017 as compared to $346 for the same period in 2016, a decrease of $47 or 14%. The decrease was mainly due to the decrease in our travel business in the quarter ended December 31, 2017 due to intense market competition and a shortage of operating funds to hire people.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2017 increased by $112 or 1%, compared with the same period in 2016 primarily because of increased operating cost in audit fees expenses.

Net loss

We had net losses of $12,080 and $14,027 for the three months ended December 31, 2017 and 2016, respectively, a decrease of $1,947 or 14%, mainly due to a decrease of foreign exchange loss, and had an accumulated deficit of $1,145,665 since the inception of our business as at December 31, 2017. The decrease in net loss is mainly attributable to a decrease in foreign exchange losses and offset to a lesser extent by a decrease in sales revenue and an increase in general and administrative expenses.

Liquidity and Capital Resources

Our financial condition at the end of and for the three month periods ended December 31, 2017 and June 30, 2017 are summarized as follows:

Working Capital
	December 31,	June 30,
	2017	2017
Current Assets	$4,348	$5,547
Current Liabilities	(86,110)	(66,069)
Working Capital	$(81,762)	$(60,522)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $21,240 due to additional funds advanced for share issuance and due to related parties.

Cash Flows
	December 31,	December 31,
	2017	2016
Cash used in operating activities	$(24,036)	$(35,711)
Cash provided by financing activities	23,150	35,878
Cumulative translation adjustment	(956)	(220)
Net increase (decrease) in cash	$(1,842)	$(35)

Cash Used in Operating Activities

For the six months ended December 31, 2017, our cash used in operating activities decreased by $11,675 or 33% to $24,036, compared with $35,711 for the six months in the prior year. The decrease is mainly due to a decrease in general and administrative expenses and accounts payable and accrued liabilities and an increase in advances due to related parties and foreign exchange loss compared with the six months in the prior year.

Cash Used in Investing Activities

For the six months ended December 31, 2017, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the six months ended December 31, 2017, the Company received $23,000 from financing activities in the form of cash advances for future share issuances from an independent party and $150 from the CEO of the Company for operating activities.

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

During the six months ended December 31, 2017, the Company owned by a director of the Company charged $3,697 (2016 - $3,638) in rent and $11,280 has been due to the related party (2016 - $7,236 of debt was transferred to an independent investor of the Company).

During the six months ended December 31, 2017, the CEO of the Company advanced $152 (June 30, 2017 – Nil) to the Company for operating expenditure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2017, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of December 31, 2017, the aggregate amount of the advances to be used for such share purchases was $71,109, which amount may increase in the future.

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

Date: February 14, 2018