Form 10-Q
period 2018-03-31
W&E Source Corp.
filed 2018-05-09
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018 or

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of May 9, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of March 31, 2018 and June 30, 2017

	March 31, 2018	June 30, 2017
Assets	(Unaudited)
Current Assets
Cash	$3,601	$5,010
Other receivables	38	537
Total current assets	3,639	5,547

Non-Current Assets
Prepayments/Deposits	11,636	11,565
Total non-current assets	11,636	11,565

TOTAL ASSETS	$15,275	$17,112

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$3,580	$10,681
Advanced for share issuance	81,033	47,986
Advances from related parties and related party payables	14,291	7,402
Total current liabilities	98,904	66,069

TOTAL LIABILITIES	98,904	66,069

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,157,709)	(1,127,081)
Accumulated other comprehensive income	5,900	9,944
Total shareholders’ deficit	(83,629)	(48,957)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$15,275	$17,112

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended March 31, 2018 and 2017
(Unaudited)

	2018	2017	2018	2017
	Three Months	Three Months	Nine Months	Nine Months
Net revenues	$78	$-	$307	$463
Gross profit	78	-	307	463

Operating expenses
General and administrative expenses	(13,823)	(11,932)	(35,075)	(34,353)
Total operating expenses	(13,823)	(11,932)	(35,075)	(34,353)

Operating loss	(13,745)	(11,932)	(34,768)	(33,890)

Other Income (expense)
Foreign currency exchange (loss) gain	1,771	962	4,140	(4,010)
Total other income (expense)	$1,771	$962	$4,140	$(4,010)

Loss before income taxes	$(11,974)	(10,970)	$(30,628)	$(37,900)

Net loss	(11,974)	(10,970)	(30,628)	(37,900)

Other comprehensive income (loss)
Cumulative foreign currency
Translation adjustment
	(1,573)	(1,002)	(4,044)	3,818
Comprehensive loss	$(13,547)	$(11,972)	$(34,672)	$(34,082)

Weighted average number of shares outstanding – basic and diluted	82,489,391	82,489,391	82,489,391	80,046,943
Loss per share – basic and diluted	(0.00)	(0.00)	(0.00)	(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow
For the Nine Months Ended March 31, 2018 and 2017
(Unaudited)

	March 31, 2018	March 31, 2017
Cash Flow from Operating Activities
Net loss	$(30,628)	$(37,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	(4,683)	2,234
Change in operating assets and liabilities:
Decrease in accounts receivable	-	140
Decrease in prepaid expenses and deposits	-	(38)
Increase in accounts payable and accrued liabilities	(4,422)	(11,026)
Net cash used in operating activities	(39,733)	(46,590)

Cash Flows from Financing Activities
Proceeds from related party	4,755	5,452
Share issuance in advance	33,443	39,562
Net cash provided by financing activities	38,198	45,014

Cumulative translation adjustment	126	(160)

Net increase in cash	(1,409)	(1,736)

Cash, beginning of period
	5,010	5,647
Cash, end of period	$3,601	$3,911

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$104,781

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of March 31, 2018 and Year Ended June 30, 2017
(Unaudited)

				Accumulated
			Additional	other		Total
		Common stock	Paid-in	Comprehensive	Accumulated	Shareholders’
	Shares	Amount	Capital	Income	Deficit	deficit

Balance at June 30, 2016	63,438,300	6,344	957,055	8,651	(1,072,229)	(100,179)
Debt converted into shares	19,051,091	1,905	102,876	-	-	104,781
Foreign currency translation adjustment	-	-	-	1,293	-	1,293
Net Loss	-	-	-	-	(54,852)	(54,852)
Balance at June 30, 2017	82,489,391	8,249	1,059,931	9,944	(1,127,081)	(48,957)
Foreign currency translation adjustment	-	-	-	(4,044)	-	(4,044)
Net Loss	-	-	-	-	(30,628)	(30,628)
Balance at March 31, 2018	82,489,391	8,249	1,059,931	5,900	(1,157,709)	(83,629)

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

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of March 31, 2018 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, and other reports filed with the SEC. Operating results for the nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2018.

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

Basic loss per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at March 31, 2018 and June 30, 2017.

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

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within nine months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2018 and June 30, 2017, we have no cash equivalents.

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

Going Concern.

As reflected in the accompanying unaudited consolidated financial statements, the Company had accumulated deficits of $1,157,709 and $1,110,129, and net losses of $30,628 and $37,900, respectively, for the nine months ended March 31, 2018 and 2017. The Company currently has limited business activities to generate funds from its own operations and has not yet achieved profitable operations for the three and nine months ended March 31, 2018. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and carry out its business plan by seeking a profitable business strategy or new opportunities. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 3 – Prepayment & Security Deposit

As of March 31, 2018, the Company prepaid a security deposit of $11,636 (CAD$15,000) (June 30, 2017 - $11,565) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 4 - Accounts Payable and Accrued Liabilities

As of March 31, 2018, accounts payable and accrued liabilities of $3,580 (June 30, 2017 - $10,681) consists of payment for $3,350 in audit fees and others of $30.

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

During the nine months ended March 31, 2018, the Company owned by the husband of the CEO of the Company charged $5,702 (2017 - $5,414) in rent and $14,132 has been due to the related party as of March 31, 2018 (2017 - $7,402 of debt was transferred to an independent investor of the Company).

During the nine months ended March 31, 2018, the CEO of the Company advanced $159 (June 30, 2017 – Nil) to the Company for operating expenditure.

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

As of March 31, 2018 and June 30, 2017, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

On August 5, 2016, the Company entered into Debt Conversion Agreements (the “Agreements”) with each of Lin Li and Youzhe Li, who were each creditors to the Company with total outstanding balances of $25,920 (the “Lin Li Loan”) and $78,861 (the “Youzhe Li Loan” and, together with the Lin Li Loan, the “Loans”), respectively. Pursuant to the Agreements the Company agreed to issue an aggregate total of 19,051,091 shares of its common stock, $0.0001 par value per share (the “Shares”), at the conversion rate of $0.0055 per share as full payment for the Loans. Upon issuance and delivery of the Shares, the Loans shall be fully paid and the Company shall no longer have any obligations to the individuals under the Loans. As of March 31, 2018, the fair market value of the share issuance was $190,511.

Lin Li is the sister of Mr. Feng Li, who is the husband of Hong Ba, the Company’s director, CEO and CFO.

As of March 31, 2018 and June 30, 2017, the Company had received $81,033 and $47,986, respectively, advanced for a future share issuance from an independent third party, which amounts do not bear interest and are due on demand. On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such independent party in cancellation of the debt of $78,861 owed to such party at such time. The fair market value of the share issuance was $143,384.

As of the filing date of these unaudited financial statements, there are 82,489,391 common shares issued and outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of March 31, 2018 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended March 31, 2018 and 2017 contained in this Report.

Nine Months Ended March 31, 2018 and 2017:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2018	2017
Revenues	$307	$463
Expenses
General and administrative expenses	(35,075)	(34,353)
Foreign currency exchange gain (loss)	4,140	(4,010)
Net loss	$(30,628)	$(37,900)

Revenues

We have generated total revenues of $307 from operations during the nine months ended March 31, 2018 as compared to $463 for the same period in 2017, a decrease of $156 or 34%. The decrease was mainly due to the decrease in our travel business in the quarter ended March 31, 2018.

General and administrative expenses

General and administrative expenses for the nine months ended March 31, 2018 increased by $722 or 2%, compared with the same period in 2017 primarily because of increased operating cost in audit and accounting fees.

Net loss

We had net losses of $30,628 and $37,900 for the nine months ended March 31, 2018 and 2017, respectively, an increase of $7,272 or 24%, and had an accumulated deficit of $1,157,709 since the inception of our business as at March 31, 2018. The decrease in net loss is mainly attributable to a gain in foreign exchange partially offset by an increase of audit and accounting expenses and to a lesser extent by a decrease in sales revenue.

Three Months Ended March 31, 2018 and 2017:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Revenues	$78	$-
Expenses
General and administrative expenses	(13,823)	(11,932)
Foreign currency exchange gain (loss)	1,771	962
Net loss	$(11,974)	$(10,970)

Revenues

We have generated total revenues of $78 from operations during the three months ended March 31, 2018 as compared to $Nil for the same period in 2017, an increase of $78 or 100%. The increase was due to an increase in our travel business in the quarter ended March 31, 2018.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2018 increased by $1,891 or 16%, compared with the same period in 2017 primarily because of increased operating cost in audit fee expenses.

Net loss

We had net losses of $11,974 and $10,970 for the three months ended March 31, 2018 and 2017, respectively, an increase of $1,004 or 9%, and had an accumulated deficit of $1,157,709 since the inception of our business as at March 31, 2018. The increase in net loss in 2018 is mainly attributable to an increase in general and administrative expenses, partially offset by an increase in foreign currency exchange gain and an increase in sales revenue.

Liquidity and Capital Resources

Our financial condition at the end of and for the three month periods ended March 31, 2018 and June 30, 2017 are summarized as follows:

Working Capital
	March 31,	June 30,
	2018	2017
Current Assets	$3,639	$5,547
Current Liabilities	(98,904)	(66,069)
Working Capital	$(95,265)	$(60,522)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $34,743 due to additional funds advanced for share issuance and due to related parties.

Cash Flows
	March 31,	March 31,
	2018	2017
Cash used in operating activities	$(39,733)	$(46,590)
Cash provided by financing activities	38,198	45,014
Cumulative translation adjustment	126	(160)
Net increase (decrease) in cash	$(1,409)	$(1,736)

Cash Used in Operating Activities

For the nine months ended March 31, 2018, our cash used in operating activities decreased by $6,857 or 17% to $39,733, compared with $46,590 for the nine months in the prior year. The decrease is mainly due to a decrease in general and administrative expenses and accounts payable and accrued liabilities and foreign exchange loss compared with the nine months in the prior year.

Cash Used in Investing Activities

For the nine months ended March 31, 2018, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the nine months ended March 31, 2018, the Company received $33,443 from financing activities in the form of cash advances for future share issuances from an independent party and $157 advanced from the CEO of the Company and $4,598 from the husband of the CEO of the Company for operating activities.

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

During the nine months ended March 31, 2018, the Company owned by the husband of the CEO of the Company charged $5,702 (2017 - $5,414) in rent and $14,132 has been due to the related party as of March 31, 2018 (2017 - $7,236 of debt was transferred to an independent investor of the Company).

During the nine months ended March 31, 2018, the CEO of the Company advanced $159 (June 30, 2017 – Nil) to the Company for operating expenditure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2018, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of March 31, 2018, the aggregate amount of the advances to be used for such share purchases was $81,033, which amount may increase in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarter Report on form 10-Q filed on February 10, 2012
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)

(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

/s/ Hong Ba
Hong Ba
CEO and CFO
Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer

Date: May 9, 2018