Form 10-K
period 2018-06-30
W&E Source Corp.
filed 2018-09-27
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018 or

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
Yes [   ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2017, was $88,853. All executive officers, directors and holders of 5% or more of our outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of September 27, 2018 there were 82,489,391 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc. in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China (“ATBI”). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of June 30, 2018 due to lack of business and to reduce operating costs.

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

Employees

As of June 30, 2018, we have one part time consultant, who is responsible for sales of the various travel products and consulting services we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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

As of June 30, 2018, we had an accumulated deficit of $1,178,120. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2018, the exchange rate between the Renminbi and the United States dollar was approximately 6.6186 Renminbi to every one United States dollar.

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

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2018 and 2017 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2018	$0.01	$0.01
March 31, 2018	$0.01	$0.01
December 31, 2017	$0.01	$0.01
September 30, 2017	$0.01	$0.01
June 30, 2017	$0.01	$0.01
March 31, 2017	$0.01	$0.01
December 31, 2016	$0.02	$0.01
September 30, 2016	$0.05	$0.01

Holders of our Common Stock

As of June 30, 2018, there were approximately 57 holders of record of our common stock. As of such date, 82,489,391 shares of common stock were issued and outstanding.

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

As at June 30, 2018, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended June 30, 2018, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of June 30, 2018, the aggregate amount of the advances to be used for such share purchases was $87,243, which amount may increase in the future.

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

We have three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington (“ATGI”) and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada (“ATCI”) and Airchn Travel (Beijing) Inc. in Beijing, China. We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of June 30, 2018 due to lack of business and to reduce operating cost.

We have begun to engage in services such as airline and cruise ticketing, customized and packaged tours, travel blogs, travel magazines, sales of travel related merchandise, group hotel reservations, business travel arrangements, conference travel arrangements, car rental and admission ticket sale for local tourist attractions.

The Company’s revenue consists of revenue from providing travel consulting and travel arrangement advisory services (“service revenue”), and service revenue from travel schedule arrangements and advisory.

We will continue to explore other business growth opportunities, regardless of industry, in order to diversify our business operations and investments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2018 and 2017.

Years Ended June 30, 2018 and 2017:

	June 30, 2018	June 30, 2017
Revenues	$495	$460
Cost of revenues	-	(353)
Expenses
General and administrative expenses	(51,829)	(53,266)

Foreign currency exchange gain (loss )	295	(1,693)
Net loss	$(51,039)	$(54,852)

Revenues

We have generated total revenues of $495 from our operations during the year ended June 30, 2018 as compared to the year ended June 30, 2017 where we generated total revenues of $460 or an increase of 8%. The increase was due to increase of sales revenue from travel schedule arrangements and advisory.

Expenses

General and administrative expenses for the year ended June 30, 2018 decreased by $1,437 or 3% compared with the same period in 2017. The decreased expenses during 2018 were mainly due to a decrease in legal fees and bad debts due to written off accounts payable for operations.

Net loss

We had net losses of $51,039 and $54,852 for the years ended June 30, 2018 and 2017, respectively, and had an accumulated deficit of $1,178,120 since the inception of our business.

Liquidity and Capital Resources

Our financial condition for the years ended June 30, 2018 and 2017 are summarized as follows:

Working Capital

	June 30, 2018	June 30, 2017
Current Assets	$2,971	$5,547
Current Liabilities	(114,388)	(66,069)
Working Capital	$(111,417)	$(60,522)

Our working capital deficiency for the year ended June 30, 2018 was significantly increased by $50,895 compared with 2017 mainly due to an increase in accounts payable and accrued liabilities, due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	June 30, 2018	June 30, 2017
Cash used in operating activities	$(43,593)	$(49,877)
Cash used in investing activities	-	-
Cash provided by financing activities	41,279	46,735
Cumulative translation adjustment	229	2,505
Net decrease in cash	$(2,085)	$(637)

Cash Used in Operating Activities

For the year ended June 30, 2018, our cash used in operating activities decreased by $6,284 compared with the previous year. The decrease is mainly due to general and administrative expenses decreases in professional fees.

Cash Used in Investing Activities

For the year ended June 30, 2018, no cash was used in investing activities.

Cash Provided by Financing Activities

For the year ended June 30, 2018, the Company received $41,279 from financing activities in the form of cash advances for future share issuances from an independent party, as compared to $46,735 of such cash advances in the previous year.

Cash Requirements

Over the next 12-months ending June 30, 2018, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$50,000
Professional fees	50,000
Foreign currency exchange loss	1,000
Total	$101,000

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2018. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2018 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

			Date First Elected or
Name	Position Held with our Company	Age	Appointed
Hong Ba	Chief Executive Officer, Chief Financial Officer, and Director	51	August 1, 2011 September 1, 2011
Junjun Wu	Director	47	September 1, 2011

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

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2018. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2018, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

•	our principal executive officer;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2018; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2018 and 2017, are set out in the following summary compensation table:

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2018, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2018, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2018, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2018.

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

Aggregated Options Exercised in the Year Ended June 30, 2018 and Year End Option Values

As at June 30, 2018, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year ended June 30, 2018 therefore no options were re-priced.

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

Security ownership of certain beneficial owners

Percentage of ownership is based on 82,489,391 shares of common stock issued and outstanding as of September 27, 2018. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

During year ended June 30, 2018, the CEO of the Company advanced $151 (June 30, 2017 – $159) to the Company for operating expenditure.

During the fiscal year ended June 30, 2018, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,209 (Cnd$9,600) in rent and the debt of $7,402 (Cnd$9,600).

During the fiscal year ended June 30, 2017, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,651 (Cnd$9,600) in rent and $15,711 has been due to the related party, including rent and operating expenses (2017 - $7,402 of debt was transferred to an independent investor of the Company).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2018 and 2017:

Services	2018	2017
Audit fees	$20,520	$19,500
Tax fees	-	-
All other fees	-	400
Total fees	$20,520	$19,900

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2018 and 2017 in connection with statutory and regulatory filings or engagements.

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
Date: September 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director, CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 27, 2018

/s/ Junjun Wu
Junjun Wu
Director
Date: September 27, 2018

W&E Source Corp.
Financial Statements
As of and for the years ended June 30, 2018 and 2017

To the Board of Directors and Stockholders
W&E Source Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of W&E Source Corp. (the "Company") as of June 30, 2018 and 2017, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement, whether due to error fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.

Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP

We have served as the Company's auditor since 2016
Diamond Bar, California
September 27, 2018

W&E Source Corp.

(Formerly News of China Inc.)
Consolidated Balance Sheets
As of June 30, 2018 and 2017
(Audited)

	June 30, 2018	June 30, 2017

Assets
Current Assets
Cash	$2,925	$5,010
Other Receivables	46	537
Total current assets	2,971	5,547

Non-Current Assets
Prepayments/Deposits	11,415	11,565
Total non-current assets	11,415	11,565

TOTAL ASSETS	$14,386	$17,112

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$11,283	$10,681
Advanced for share issuance	87,243	47,986
Advances from related parties and related party payables	15,862	7,402
Total current liabilities	114,388	66,069

TOTAL LIABILITIES	114,388	66,069

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391 shares issued and outstanding as of June 30, 2018 and 2017, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,178,120)	(1,127,081)
Accumulated other comprehensive income	9,938	9,944
Total shareholders’ deficit	(100,002)	(48,957)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$14,386	$17,112

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.

(Formerly News of China Inc.)

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended June 30, 2018 and 2017

(Audited)

	June 30, 2018	June 30, 2017

Revenues	$495	$460
Cost of revenues	-	(353)

Gross profit	495	107

Operating expenses

General and administrative expenses	51,829	53,266

Total operating expenses	51,829	53,266

Operating Loss	(51,334)	(53,159)

Other income (expense)

Foreign currency exchange gain (loss)	295	(1,693)
Total other income (expense)	295	(1,693)

Net loss	(51,039)	(54,852)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	(6)	1,293

Comprehensive loss	$(51,045)	$(53,559)

Weighted average number of shares outstanding - basic and diluted	82,489,391	82,489,391

Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
of News (Formerly China, Inc.)
in Changes of StatementsConsolidated Equity Shareholders’ (Deficit)
and June As of 30, 2018 2017
(Audited)

				Accumulated		Total
			Additional	other		Shareholders’
	Common stock		Paid-in	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Income	Deficit	(deficit)

Balance at June 30, 2016	63,438,300	6,344	957,055	8,651	(1,072,229)	(100,179)
Debt converted into shares	19,051,091	1,905	102,876	-	-	104,781
Foreign currency translation adjustment	-	-	-	1,293	-	1,293
Net Loss	-	-	-	-	(54,852)	(54,852)
Balance at June 30, 2017	82,489,391	8,249	1,059,931	9,944	(1,127,081)	(48,957)
Foreign currency translation adjustment	-	-	-	(6)	-	(6)
Net Loss	-	-	-	-	(51,039)	(51,039)
Balance at June 30, 2018	82,489,391	8,249	1,059,931	9,938	1,178,120	(100,002)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2018 and 2017
(Audited)

	June 30, 2018	June 30, 2017
Cash Flow from Operating Activities
Net loss	$(51,039)	$(54,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Foreign exchange loss	(2,264)	-
(Increase) Decrease in other receivable	(189)	325
Increase (decrease) in accounts payable and accrued liabilities	1,084	(2,559)
Increase in related party payable	8,815	7,209
Net cash used in operating activities	(43,593)	(49,877)

Cash Flows from Financing Activities

Proceeds from Advance share issuance	41,279	46,735
Net cash provided by financing activities	41,279	46,735

Cumulative translation adjustment	229	2,505

Net decrease in cash for the year	(2,085)	(637)

Beginning of period	5,010	5,647
End of period	$2,925	$5,010

Supplemental cash flows information
Interest paid	-	-
Income tax paid	-	-
Non cash investing and financing activities
Share issuance for the debt settlement	-	104,781

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2018 and 2017

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

e. Loss per share. Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2018 and 2017.

f. Revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue, which primarily consists of commission fees from air ticketing and hotel booking operations, is recognized as tickets and hotels are booked and non-cancellable, and is recorded on a net basis (that is, the amount billed to a customer less the amount paid to a supplier) as th e Company acts as an agent in these transactions. Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 create a five-step model that requires entities to exercise judgement when considering the terms of contract, which includes (1) identifying the contracts or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligation, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company’s revenue consists of revenue from providing travel consulting and travel arrangement advisory services (“service revenue”), and service revenue from travel schedule arrangements and advisory.

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2018 and 2017, we have no cash equivalents.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,178,120 and $1,127,081, and net losses of $51,039 and $54,852, respectively, for the years ended June 30, 2018 and 2017. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current action to obtain additional funding from independent investors or from the management and implement its strategic plans provide and seeking more business opportunities for the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 – Prepayment

As of June 30, 2018, the Company prepaid a security deposit of $11,415 (Cnd$15,000) ($11,565 – 2017) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $11,283 as of June 30, 2018 consists of payment of $595 in legal fee, $10,470 in audit fee and others of $218.

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

During the fiscal year ended June 30, 2018, the CEO of the Company advanced $151 (June 30, 2017 – $159) to the Company for operating expenditure.

During the fiscal year ended June 30, 2018, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,209 (Cnd$9,600) in rent and the debt of $7,402 (Cnd$9,600).

During the fiscal year ended June 30, 2017, the Company owned by a director of the Company charged $7,209 in rent and $7,402 has been due to the related party.

During fiscal year ended June 30, 2017, the former director of the Company transferred the debt of $25,920 in full to a related party, the sister in law of the CEO of the Company, and such debt was cancelled in exchange for the issuance of 4,712,727 common shares of the Company

Note 7 – Income Taxes

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2018	June 30, 2017

United States of America	$(42,926)	$(44,869)
Canada	(9,200)	(8,443)
People's Republic of China	1,087	(1,440)
Loss before income taxes	$(51,039)	$(54,852)

The components of deferred taxes assets at June 30:

	2018	2017

USA net operating losses	$14,594	$15,255
Canada net operating losses	1,2422	1,140
PRC net operating losses	-	391
Deferred tax assets, net	15,836	16,786
Less: valuation allowance	(15,836)	(16,786)
Deferred tax assets, net	$-	$-

As of June 30, 2018, the Company has an accumulated deficit of $1,178,120 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2018 and 2017, there were no tax penalties or interest.

Note 8 – Commitment and Contingencies

The Company leases an office space in Canada for a terms under long-term, non-cancelable operating lease agreement. Monthly rent is $630 (Cdn$800).

The lease agreement in Beijing office was terminated effective from October 1, 2013.

On May 30, 2014, the Company assigned the lease agreement dated November 1, 2011 in Seattle to Meixi Travel LLC effective on August 1, 2014. As of June 30, 2018, the lease has been terminated.

For each of the years ended June 30, 2018 and 2017, the Company recorded a rent expense of $7,561 (Cdn$9,600) and $7,209 (Cdn$9,600), respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2018 and June 30, 2017 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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

During the years ended June 30, 2018 and 2017, the Company has received $87,243 and $46,735, respectively, advanced for a future share issuance from an independent third party, which amounts do not bear interest and are due on demand. On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such independent party in cancellation of the debt of $78,861 owed to such party at such time. As of June 30, 2018, the fair market value of the share issuance was $143,384.

As the filing date of these financial statements, there are 82,489,391 shares issued outstanding.