Form 10-Q
period 2018-11-14
W&E Source Corp.
filed 2018-11-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of November 14, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of September 30, 2018 and June 30, 2018

	September 30, 2018	June 30, 2018
Assets	(Unaudited)
Current Assets
Cash	$1,949	$2,925
Other receivables	46	46
Total current assets	1,995	2,971

Non-Current Assets
Prepayments/Deposits	11,627	11,415
Total non-current assets	11,627	11,415

TOTAL ASSETS	$13,622	$14,386

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$7,390	$11,283
Advanced for share issuance from related party	100,017	87,243
Advances from related parties and related party payables	17,988	15,862
Total current liabilities	125,395	114,388

TOTAL LIABILITIES	125,395	114,388

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,190,252)	(1,178,120)
Accumulated other comprehensive income	10,299	9,938
Total shareholders’ deficit	(111,773)	(100,002)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$13,622	$14,386

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)

	September 30, 2018	September 30, 2017

Net revenues	$77	$-
Gross profit	77	-

Operating expenses

General and administrative expenses	(11,451)	(11,360)
Total operating expenses	(11,451)	(11,360)

Operating Loss	(11,374)	(11,360)

Other Income (expense)

Foreign currency exchange gain (loss)	(758)	4,856
Total other income (expense)	$(758)	$4,856

Net loss	(12,132)	(6,504)

Other comprehensive income

Cumulative foreign currency translation adjustment	361	(5,013)

Comprehensive loss	$(11,771)	$(11,517)

Weighted average number of shares outstanding – basic and diluted	82,489,391	82,489,391

Loss per share – basic and diluted	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow
For the Three Months Ended September 30, 2018 and 2017
(Unaudited)

	September 30, 2018	September 30, 2017

Cash Flow from Operating Activities
Net loss	$(12,132)	$(6,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	2,877	(2,679)
Change in operating assets and liabilities:
Increase in prepaid expenses and deposits	(77)	-
Decrease in accounts payable and accrued liabilities	(2,784)	(2,735)
Increase in due to related party	747	1,916
Net cash used in operating activities	(11,369)	(10,002)

Cash Flows from Financing Activities
Proceeds from related party	-	150
Advance for future share issuance	11,072	13,000
Net cash provided by financing activities	11,072	13,150

Cumulative translation adjustment	(679)	(2,109)

Net increase (decrease) in cash	(976)	1,039

Cash, beginning of period
	2,925	5,010
Cash, end of period	$1,949	$6,049

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of September 30, 2018 and Year Ended June 30, 2017
(Unaudited)

				Accumulated		Total
		Common	Additional	other		Shareholders’
		Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance at June 30, 2017	82,489,391	8,249	1,059,931	9,944	(1,127,081)	(48,957)
Foreign currency translation adjustment	-	-	-	(6)	-	(6)
Net Loss	-	-	-	-	(51,039)	(51,039)
Balance at June 30, 2018	82,489,391	8,249	1,059,931	9,938	(1,178,120)	(100,002)
Foreign currency translation adjustment	-	-	-	361	-	361
Net Loss	-	-	-	-	(12,132)	(12,132)
Balance at September 30, 2018 (Unaudited)	82,489,391	8,249	1,059,931	10,299	(1,190,252)	(111,773)

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

The Company will pay for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller’s debt to Baopiao in the amount of RMB1,800,000 (approximately US $289,000) (the “Debt”). According to the terms of the Agreement, the Company will assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company will pay Baopiao RMB200, 000 as repayment of the Debt and satisfy the remaining Debt of RMB1,600,000 within 20 days from the execution of the Agreement.

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

Note 2 – Summary of Significant Accounting Policies

a. Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of September 30, 2018 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, and other reports filed with the SEC. Operating results for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2019.

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

e. Loss per share.

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2018 and June 30, 2018.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2018 and June 30, 2018, we have no cash equivalents.

h. Equipment.

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years. As of September 30, 2018, there is no property or equipment.

i. Income taxes.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company’s net operating losses carryforwards are subject to Section 382 limitation.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,190,252 and $1,133,585, and net losses of $12,132 and $6,504, respectively, for the three months ended September 30, 2018 and 2017. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 – Prepayment

As of September 30, 2018, the Company prepaid a security deposit of $11,627 (Cnd$15,000) ($11,415 – 2018) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $7,390 as of September 30, 2018 consists of payment of $2,100 in legal fees, $3,528 in audit fees, $1,553 in filing fees and others of $209 (June 30, 2018 - $11,283).

Note 6 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing.

During the three months ended September 30, 2018, the CEO of the Company advanced $146 (June 30, 2018 – $151) to the Company for operating expenditure.

During the three months ended September 30, 2018, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,847 (Cnd$2,400) (2017 - $1,916) in rent and the debt of $16,742 has been due to the related party (2017 - $9,752).

During the three months ended September 30, 2018, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (June 30, 2018 –$Nil) to the Company for the operating expenditure.

As of September 30, 2018, the Company has received advances for future share issuance of $100,017 (June 30, 2018 - $87,243) from a related party.

Note 7 – Commitment and Contingencies

The Company leases an office space in Canada for a term under a long-term, non-cancelable operating lease agreement. Monthly rent is $616 (Cdn$800).

2018	Cdn $9,600
2019	Cdn $9,600
2020	Cdn $9,600
2021	Cdn $9,600
2022	Cdn $9,600

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For each of the three months ended September 30, 2018 and 2017, the Company recorded a rent expense of $1,847 (Cdn$2,400) and $1,916 (Cdn$2,400), respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of September 30, 2018 and June 30, 2018 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

On October 26, 2014, the Company issued 15,538,300 common shares of the Company to settle the debts payable of $155,383 to related parties at $0.01 per share.

On August 5, 2016, the Company entered into Debt Conversion Agreements (the “Agreements”) with each of Lin Li and Youzhe Li, who were each creditors to the Company with total outstanding balances of $25,920 (the “Lin Li Loan”) and $78,861 (the “Youzhe Li Loan” and, together with the Lin Li Loan, the “Loans”), respectively. Pursuant to the Agreements the Company agreed to issue an aggregate total of 19,051,091 shares of its common stock, $0.0001 par value per share (the “Shares”), at the conversion rate of $0.0055 per share as full payment for the Loans. Upon issuance and delivery of the Shares, the Loans were fully paid and the Company no longer had any obligations to the individuals under the Loans.

Lin Li is the sister of Mr. Feng Li, who is the husband of Hong Ba, the Company’s director, CEO and CFO.

As of September 30, 2018 and June 30, 2018, the Company has received $100,017 and $87,243, respectively, advanced for a future share issuance from a related party, which amounts do not bear interest and are due on demand. On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such a related party in cancellation of the debt of $78,861 owed to such party at such time.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended September 30, 2018 and 2017 contained in this Report.

Three Months Ended September 30, 2018 and 2017:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2018	2017
Revenues	$77	$-
Expenses
General and administrative expenses	(11,451)	(11,360)
Foreign currency exchange gain (loss)	(758)	4,856
Net loss	$(12,132)	$(6,504)

Revenues

We had generated revenue of $77 from operations during the three months ended September 30, 2018 as compared to $Nil for the same period in 2017, an increase of $77 or 100%. The increase was mainly due to the increase in our travel business arrangement income in the quarter ended September 30, 2018.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2018 increased by $91 or 1%, compared with the same period in 2018 primarily because of increased operating cost in audit fees.

Net loss

We had net losses of $12,132 and $6,504 for the three months ended September 30, 2018 and 2017, respectively, an increase of $5,628 or 46%, and had an accumulated deficit of $1,190,252 since the inception of our business as at September 30, 2018. The increase in net loss is mainly attributable to an increase of general and administrative expenses and foreign exchange loss, and partially offset by an increase in sales revenue.

Liquidity and Capital Resources

Our financial condition at the end of September 30, 2018 and June 30, 2018 are summarized as follows:

Working Capital

	September 30,	June 30,
	2018	2018
Current Assets	$1,995	$2,971
Current Liabilities	(125,395)	(114,388)
Working Capital	$(123,400)	$(111,417)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $11,983 due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	September 30,	September 30,
	2018	2017
Cash used in operating activities	$(11,369)	$(10,002)
Cash provided by financing activities	11,072	13,150
Cumulative translation adjustment	(679)	(2,109)
Net increase (decrease) in cash	$(976)	$1,039

Cash Used in Operating Activities

For the three months ended September 30, 2018, our cash used in operating activities increased by $1,367 or 29% to $11,369, compared with $10,002 for the three months in the prior year. The increase is mainly due to an increase in foreign exchange loss compared with the three months in the prior year.

Cash Used in Investing Activities

For the three months ended September 30, 2018 and 2017, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the three months ended September 30, 2018, the Company received $11,072 from financing activities in the form of cash advances for future share issuances from a related party compared with $13,150 in the same period in 2017.

Cash Requirements

Over the next 12-months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$5,000
Professional fees	50,000
Foreign currency exchange loss	5,000
Total	$60,000

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

As of Sept 30, 2018, the CEO of the Company advanced $146 (June 30, 2018 – $151) to the Company for operating expenditure.

During the three months ended September 30, 2018, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,847 (Cnd$2,400) (2017 - $1,916) in rent and the debt of $16,742 has been due to the related party (2017 - $9,752).

During the three months ended September 30, 2018, the husband of Mrs. Hong Ba, our CEO advanced $1,100 (June 30, 2018 –$Nil) to the Company for the operating expenditure.

As of September 30, 2018, the Company has received advances for a future share issuance of $100,017 (June 30, 2018 - $87,243) from a related party.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended June 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2018. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2018 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2018, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of September 30, 2018, the aggregate amount of the advances to be used for such share purchases was $100,017, which amount may increase in the future.

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

Date: November 14, 2018