Form 10-Q
period 2018-12-31
W&E Source Corp.
filed 2019-02-13
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018 or

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of February 12, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of December 31, 2018 and June 30, 2018

	December 31, 2018	June 30, 2018
Assets	(Unaudited)
Current Assets
Cash	$6,358	$2,925
Other receivables	37	46
Total current assets	6,395	2,971

Non-Current Assets
Prepayments/Deposits	10,994	11,415
Total non-current assets	10,994	11,415

TOTAL ASSETS	$17,389	$14,386

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$9,297	$11,283
Advanced for share issuance - related party	111,957	87,243
Advances from related parties and related party payables	18,835	15,862
Total current liabilities	140,089	114,388

TOTAL LIABILITIES	140,089	114,388

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,205,669)	(1,178,120)
Accumulated other comprehensive income	14,789	9,938
Total shareholders’ deficit	(122,700)	(100,002)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$17,389	$14,386
The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended December 31, 2018 and 2017
(Unaudited)

	Three Months 2018	Three Months 2017	Six Months 2018	Six Months 2017

Net revenues	$151	$299	$228	$299
Gross profit	151	299	228	299

Operating expenses
General and administrative expenses	(11,969)	(9,892)	(23,420)	(21,252)
Total operating expenses	(11,969)	(9,892)	(23,420)	(21,252)

Operating Loss	(11,818)	(9,593)	(23,192)	(20,953)

Other Income (expense)

Foreign currency exchange gain (loss)	(3,599)	(2,487)	(4,357)	2,369
Total other income (expense)	$(3,599)	(2,487)	$(4,357)	$2,369

Net loss	(15,417)	(12,080)	(27,549)	(18,584)

Other comprehensive income
Cumulative foreign currency translation adjustment	4,490	2,542	4,851	(2,471)
Comprehensive loss	$(10,927)	(9,538)	$(22,698)	$(21,055)

Weighted average number of shares outstanding - basic and diluted	82,489,391	82,489,391	82,489,391	82,489,391
Loss per share – basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow
For the Six Months Ended December 31, 2018 and 2017
(Unaudited)

	December 31, 2018	December 31, 2017
Cash Flow from Operating Activities
Net loss	$(27,549)	$(18,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange gain ( loss)	2,345	(1,406)
Change in operating assets and liabilities:
Increase in prepaid expenses and deposits	(235)	-
Decrease in accounts payable and accrued liabilities	(869)	(7,743)
Increase in due to related party	2,543	3,697
Net cash used in operating activities	(23,765)	(24,036)

Cash Flows from Financing Activities
Proceeds from related party	-	150
Advance for future share issuance	28,927	23,000
Net cash provided by financing activities	28,927	23,150

Cumulative translation adjustment	(1,729)	(956)

Net increase (decrease) in cash	3,433	(1,842)
Cash, beginning of period	2,925	5,010
Cash, end of period	$6,358	$3,168

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-
Non cash investing and financing activities
Share issuance for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders' Deficit
As of December 31, 2018 and Year Ended June 30, 2018
(Unaudited)

				Accumulated		Total
			Additional	other		Shareholders’
		Common Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance at June 30, 2017	82,489,391	8,249	1,059,931	9,944	(1,127,081)	(48,957)
Foreign currency translation adjustment	-	-	-	(6)	-	(6)
Net Loss	-	-	-	-	(51,039)	(51,039)
Balance at June 30, 2018	82,489,391	8,249	1,059,931	9,938	(1,178,120)	(100,002)
Foreign currency translation adjustment	-	-	-	4,851	-	4,851
Net Loss	-	-	-	-	(27,549)	(27,549)
Balance at December 31, 2018 (Unaudited)	82,489,391	8,249	1,059,931	14,789	(1,205,669)	(122,700)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Notes to the Condensed Consolidated Statements

For the Three and Six Months Ended December 31, 2018 and 2017

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

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of December 31, 2018 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, and other reports filed with the SEC. Operating results for the three and six months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2019.

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

e.        Loss per share.

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2018 and June 30, 2018.

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

g.       Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2018 and June 30, 2018, we have no cash equivalents.

h.       Equipment.

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years. As of December 31, 2018, there is no property or equipment.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,205,931 and $1,145,665, and net losses of $27,549 and $18,584, respectively, for the Six Months ended December 31, 2018 and 2017. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 – Prepayment

As of December 31, 2018, the Company prepaid a security deposit of $10,994 (Cnd$15,000) ($11,415 – 2018) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $9,297 as of December 31, 2018 consists of payment of $3,360 in legal fees, $5,728 in audit and accounting fees and others of $209 (June 30, 2018 - $11,283).

Note 6 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing.

As of the Six Months ended December 31, 2018, the CEO of the Company advanced $145 (June 30, 2018 – $151) to the Company for operating expenditure.

During the Six Months ended December 31, 2018, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,643 (Cnd$4,800) (2017 - $1,916) in rent and the debt of $18,690 has been due to the related party (2018 - $11,280).

During the Six Months ended December 31, 2018, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (June 30, 2018 - $Nil) to the Company for the operating expenditure.

As of December 31, 2018, the Company has received advances for future share issuance of $111,957 (June 30, 2018 - $87,243) from a related party who will be over 10% stock shareholder of the Company.

Note 7 – Commitment and Contingencies

The Company leases an office space in Canada for a term under a long-term, non-cancelable operating lease agreement. Monthly rent is $616 (Cdn$800).

2018	Cdn $9,600
2019	Cdn $9,600
2020	Cdn $9,600
2021	Cdn $9,600
2022	Cdn $9,600

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For each of the three and six months ended December 31, 2018 and 2017, the Company recorded a rent expense of $3,643 (Cdn$4,800) and $3,697 (Cdn$4,800), respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of December 31, 2018 and June 30, 2018, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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

As of December 31, 2018 and June 30, 2018, the Company has received $111,957 and $87,243, respectively, advanced for a future share issuance from a related party, which amounts do not bear interest and are due on demand. On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such a related party in cancellation of the debt of $78,861 owed to such party at such time.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended December 31, 2018 and 2017 contained in this Report.

Six Months Ended December 31, 2018 and 2017:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2018	2017
Revenues	$228	$299
Expenses

General and administrative expenses	(23,420)	(21,252)
Foreign currency exchange gain (loss)	(4,357)	2,369
Net loss	$(27,549)	$(18,584)

Revenues

We have generated total revenues of $228 from operations during the six months ended December 31, 2018 as compared to $299 for the same period in 2017, a decrease of $71 or 24%. The decrease was mainly due to the decrease in our travel business in the quarter ended December 31, 2018.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2018 decreased by $2,168 or 10%, compared with the same period in 2017 primarily because of decreased operating cost in bad debt and license fees, sales commission, travel and telephone expenses.

Net loss

We had net losses of $27,549 and $18,584 for the six months ended December 31, 2018 and 2017, respectively, an increase of $8,965 or 48%, and had an accumulated deficit of $1,205,669 since the inception of our business as at December 31, 2018. The increase in net loss in 2018 is mainly attributable to a loss in foreign currency exchange as compared to a gain in the prior period, an increase in general and administrative expenses and a decrease in sales revenue.

Three Months Ended December 31, 2018 and 2017:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2018	2017
Revenues	$151	$299
Expenses
General and administrative expenses	(11,969)	(9,892)
Foreign currency exchange gain (loss)	(3,599)	(2,487)
Net loss	(15,417)	(12,080)

Revenues

We have generated total revenues of $151 from operations during the three months ended December 31, 2018 as compared to $299 for the same period in 2017, a decrease of $148 or 49%. The decrease was mainly due to the decrease in our travel business in the quarter ended December 31, 2017 due to intense market competition and a shortage of operating funds to hire people.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2018 increased by $2,077 or 21%, compared with the same period in 2017 primarily because of increased operating cost in audit fees expenses.

Net loss

We had net losses of $15,417 and $12,080 for the three months ended December 31, 2018 and 2017, respectively, an increase of $3,337 or 28%, and had an accumulated deficit of $1,205,669 since the inception of our business as at December 31, 2018. The increase in net loss is mainly attributable to an increase in foreign exchange loss, an increase in general and administrative expenses and a decrease in sales revenue.

Liquidity and Capital Resources

Our financial condition at the end of December 31, 2018 and June 30, 2018 are summarized as follows:

Working Capital

	December 31, 2018	June 30, 2018
Current Assets	$6,395	$2,971
Current Liabilities	(140,089)	(114,388)
Working Capital	$(133,694)	$(111,417)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $22,277 due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	December 31, 2018	December 31, 2017
Cash used in operating activities	$(23,765)	$(24,036)
Cash provided by financing activities	28,972	23,150
Cumulative translation adjustment	(1,729)	(956)
Net increase (decrease) in cash	$3,433	$(1,842)

Cash Used in Operating Activities

For the Six Months ended December 31, 2018, our cash used in operating activities decreased by $271 or 1% to $23,765, compared with $24,036 for the Six Months in the prior year. The decrease is mainly due to a decrease in foreign exchange loss compared with the Six Months in the prior year.

Cash Used in Investing Activities

For the three and six months ended December 31, 2018 and 2017, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the Six Months ended December 31, 2018, the Company received $28,927 from financing activities in the form of cash advances for future share issuances from a party compared with $23,150 in the same period in 2017.

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

During the six months ended December 31, 2018, the CEO of the Company advanced $145 (June 30, 2018 – $151) to the Company for operating expenditures.

During the six months ended December 31, 2018, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,643 (Cnd$4,800) (2017 - $1,916) in rent and the debt of $18,690 has been due to the related party (2018 - $11,280).

During the six months ended December 31, 2018, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (June 30, 2018 - $Nil) to the Company for operating expenditures.

As of December 31, 2018, the Company has received advances for future share issuance of $111,957 (June 30, 2018 - $87,243) from a related party who will be over 10% stock shareholder of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2018, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of December 31, 2018, the aggregate amount of the advances to be used for such share purchases was $111,957, which amount may increase in the future.

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
Date: February 13, 2019