Form 10-Q
period 2019-03-31
W&E Source Corp.
filed 2019-05-13
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019 or

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
Yes [   ] No [X]

Securities registered under Section 12(b) of the Exchange Act: None.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of May 13, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of March 31, 2019 and June 30, 2018

	March 31, 2019	June 30, 2018
Assets	(Unaudited)
Current Assets
Cash	$3,448	$2,925
Other receivables	49	46
Total current assets	3,497	2,971

Non-Current Assets
Prepayments/Deposits	11,243	11,415
Total non-current assets	11,243	11,415

TOTAL ASSETS	$14,740	$14,386

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$8.090	$11,283
Advanced for share issuance - related party	118,546	87,243
Advances from related parties and related party payables	21,035	15,862
Total current liabilities	147,671	114,388

TOTAL LIABILITIES	147,671	114,388

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,212,928)	(1,178,120)
Accumulated other comprehensive income	11,817	9,938
Total shareholders’ deficit	(132,931)	(100,002)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$14,740	$14,386

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended March 31, 2019 and 2018
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	2019	2018	2019	2018

Net revenues	$151	$78	$379	$307
Gross profit	151	78	379	307

Operating expenses
General and administrative expenses	(11,814)	(13,823)	(35,234)	(35,075)
Total operating expenses	(11,814)	(13,823)	(35,234)	(35,075)

Operating Loss	(11,663)	(13,745)	(34,855)	(34,768)

Other Income (expense)

Foreign currency exchange gain (loss)	4,404	1,771	47	4,140
Total other income (expense)	$4,404	1,771	$47	$4,140

Net loss	(7,259)	(11,974)	(34,808)	(30,628)

Other comprehensive income

Cumulative foreign currency translation adjustment	(2,972)	(1,573)	1,879	(4,044)

Comprehensive loss	$(10,231)	(13,547)	$(32,929)	$(34,672)

Weighted average number of shares outstanding basic and diluted	82,489,391	82,489,391	82,489,391	82,489,391

Loss per share – basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flow
For the Nine Months Ended March 31, 2019 and 2018
(Unaudited)

	March 31, 2019	March 31, 2018
Cash Flow from Operating Activities
Net loss	$(34,808)	$(30,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange gain ( loss)	116	(4,683)
Change in operating assets and liabilities:
Increase in prepaid expenses and deposits	(235)	-
Decrease in accounts payable and accrued liabilities	(2,093)	(4,422)
Increase in due to related party	4,360	-
Net cash used in operating activities	(32,660)	(39,733)

Cash Flows from Financing Activities
Proceeds from related party	-	4,755
Advance for future share issuance	33,001	33,443
Net cash provided by financing activities	33,001	38,198

Cumulative translation adjustment	182	126

Net increase (decrease) in cash	523	(1,409)

Cash, beginning of period
	2,925	5,010
Cash, end of period	$3,448	$3,601

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of March 31, 2019 and Year Ended June 30, 2018
(Unaudited)

				Accumulated		Total
			Additional	other		Shareholders’
		Common	Paid-in	Comprehensive	Accumulated	Equity
		Stock
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance at June 30, 2017	82,489,391	8,249	1,059,931	9,944	(1,127,081)	(48,957)
Foreign currency translation adjustment	-	-	-	(6)	-	(6)
Net Loss	-	-	-	-	(51,039)	(51,039)
Balance at June 30, 2018	82,489,391	8,249	1,059,931	9,938	(1,178,120)	(100,002)
Foreign currency translation adjustment	-	-	-	1,879	-	1,879
Net Loss	-	-	-	-	(34,808)	(34,808)
Balance at March 31, 2019	82,489,391	8,249	1,059,931	11,817	(1,212,928)	(132,931)
(Unaudited)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Notes to the Condensed Consolidated Statements
For the Three and Nine Months Ended March 31, 2019 and 2018

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

Note 2 – Summary of Significant Accounting Policies

a.    Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission (“SEC”), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of March 31, 2019 was derived from the consolidated audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, and other reports filed with the SEC. Operating results for the Three and Nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2019.

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

e.    Loss per share.

Basic loss per share (“EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at March 31, 2019 and June 30, 2018.

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

g.    Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2019 and June 30, 2018, we have no cash equivalents.

h.    Equipment.

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years. As of March 31, 2019, there is no property or equipment.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee’s reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company is still evaluating the impact of the adoption of this guidance on its consolidated financial statements, if any.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,212,928 and $1,157,709, and net losses of $34,808 and $30,628, respectively, for the Nine Months ended March 31, 2019 and 2018. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 – Prepayment

As of March 31, 2019, the Company prepaid a security deposit of $11,243 (Cnd$15,000) ($11,415 – 2018) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $8,090 as of March 31, 2019 consists of payment of $1,330 in legal fees, $5,228 in audit and accounting fees, $1,318 in filing fees and others of $214 (June 30, 2018 - $11,283).

Note 6 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. (“CAFI”). The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing.

As of the Nine Months ended March 31, 2019, the CEO of the Company advanced $148 (June 30, 2018 – $151) to the Company for operating expenditure.

During the Nine Months ended March 31, 2019, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,460 (Cnd$7,200) (2018 - $5,702) in rent and the debt of $19,787 has been due to the related party (2018 - $15,862).

During the Nine Months ended March 31, 2019, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (June 30, 2018 - $Nil) to the Company for the operating expenditure.

As of March 31, 2019, the Company has received advances for future share issuance of $118,546 (June 30, 2018 - $87,243) from a related party who will be over 10% stock shareholder of the Company.

Note 7 – Commitment and Contingencies

The Company leases an office space for operating purpose in Canada for a term under a long-term, non-cancelable operating lease agreement by leasor. Monthly rent is $616 (Cdn$800).

2019 (3 Months)	Cdn	$2,400
2020		$9,600
2021		$9,600
2022		$9,600
2023		$9,600
Total minimum payments		$40,800

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For the Nine months ended March 31, 2019 and 2018, the Company recorded a rent expense of $5,460 (Cdn$7,200) and $5,702 (Cdn$7,200), respectively. Long-term lease costs for the nine months ended March 31, 2019 were not material. There were no right-of-use assets obtained in exchange for new liabilities for the nine months ended March 31, 2019.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of March 31, 2019 and June 30, 2018, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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

As of March 31, 2019 and June 30, 2018, the Company has received $118,546 and $87,243, respectively, advanced for a future share issuance from a related party, which amounts do not bear interest and are due on demand. On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such a related party in cancellation of the debt of $78,861 owed to such party at such time.

As the filing date of these financial statements, there are 82,489,391 shares issued and outstanding.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended March 31, 2019 and 2018 contained in this Report.

Nine Months Ended March 31, 2019 and 2018:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2019	2018
Revenues	$379	$307
Expenses
General and administrative expenses	(35,234)	(35,075)

Foreign currency exchange gain (loss)	47	4,140
Net loss	$(34,808)	$(30,628)

Revenues

We have generated total revenues of $379 from operations during the Nine months ended March 31, 2019 as compared to $307 for the same period in 2018, an increase of $72 or 23%. The increase was mainly due to the increase in our travel business in the quarter ended March 31, 2019.

General and administrative expenses

General and administrative expenses for the Nine months ended March 31, 2019 increased by $159 or less than 1%, compared with the same period in 2018 primarily because of decreased operating cost in bad debt and license fees, sales commission, travel and telephone expenses.

Net loss

We had net losses of $34,808 and $30,628 for the Nine months ended March 31, 2019 and 2018, respectively, an increase of $4,180 or 14%, and had an accumulated deficit of $1,121,928 since the inception of our business as at March 31, 2019. The increase in net loss in 2019 is mainly attributable to a decrease in foreign currency exchange gain as compared to the prior period and an increase in general and administrative expenses, partially offset by an increase in sales revenue.

Three Months Ended March 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Revenues	$151	$78
Expenses
General and administrative expenses	(11,814)	(13,823)

Foreign currency exchange gain (loss)	4,404	1,771
Net loss	$(7,259)	$(11,974)

Revenues

We have generated total revenues of $151 from operations during the three months ended March 31, 2019 as compared to $78 for the same period in 2018, an increase of $73 or 94%. The increase was mainly due to the increase in our travel business in the quarter ended March 31, 2019 for the travel consultation services

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2019 decreased by $2,009 or 15%, compared with the same period in 2018 primarily because of decreased operating cost in audit fees expenses.

Net loss

We had net losses of $7,259 and $11,974 for the three months ended March 31, 2019 and 2018, respectively, a decrease of $4,715 or 65%, and had an accumulated deficit of $1,121,928 since the inception of our business as at March 31, 2019. The decrease in net loss is mainly attributable to an increase in foreign currency exchange gain, a decrease in general and administrative expenses and an increase in sales revenue.

Liquidity and Capital Resources

Our financial condition at the end of March 31, 2019 and June 30, 2018 are summarized as follows:

Working Capital
	March 31,	June 30,
	2019	2018
Current Assets	$3,497	$2,971
Current Liabilities	(147,671)	(114,388)
Working Capital	$(144,174)	$(111,417)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $22,277 due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	March 31,	March 31,
	2019	2018
Cash used in operating activities	$(32,660)	$(39,733)
Cash provided by financing activities	33,001	38,198
Cumulative translation adjustment	182	126
Net increase (decrease) in cash	$523	$(1,409)

Cash Used in Operating Activities

For the Nine Months ended March 31, 2019, our cash used in operating activities decreased by $7,073 or 27% to $32,660, compared with $39,733 for the Nine Months in the prior year. The decrease is mainly due to an increase in due to related parties and a increase in foreign currency exchange gain compared with the Nine Months in the prior year.

Cash Used in Investing Activities

For the Three and Nine months ended March 31, 2019 and 2018, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the Nine Months ended March 31, 2019, the Company received $33,001 from financing activities in the form of cash advances for future share issuances from a party compared with $38,198 in the same period in 2018.

Cash Requirements

Over the next 12 months, we anticipate that we will incur the following operating expenses:

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

During the Nine months ended March 31, 2019, the CEO of the Company advanced $148 (June 30, 2018 – $151) to the Company for operating expenditures.

During the Nine months ended March 31, 2019, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,460 (Cnd$7,200) (2018 - $5,702) in rent and the debt of $19,787 has been due to the related party (2018 - $11,280).

During the Nine months ended March 31, 2019, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (June 30, 2018 - $Nil) to the Company for operating expenditures.

As of March 31, 2019, the Company has received advances for future share issuance of $118,546 (June 30, 2018 - $87,243) from a related party who will be over 10% stock shareholder of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2019, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of March 31, 2019, the aggregate amount of the advances to be used for such share purchases was $118,546, which amount may increase in the future.

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

Date: May 13, 2019