Form 10-K
period 2019-06-30
W&E Source Corp.
filed 2019-09-27
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange (check one):

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2018, was $41,734. All executive officers, directors and holders of 5% or more of our outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of September 27, 2019 there were 82,489,391 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this report, unless otherwise specified, all references to "common shares" refer to the common shares of our capital stock.

As used in this report, the terms "we", "us", "our", "W&E Source Corp." means W&E Source Corp., unless otherwise indicated.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc. in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future. Our Beijing office has been closed as of June 30, 2019 due to lack of business and to reduce operating costs.

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

On January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name from News of China, Inc. to W&E Source Corp. In connection with the name change, our listing symbol also changed from "NWCH" to "WESC." Our new website which is currently under construction can be accessed at www.wescus.com. In addition, the Company also increased its total authorized shares to 500,000,000 to anticipate future financing through the issuance of our equity or convertible debt to finance our business.

Employees

As of June 30, 2019, we have one part time consultant, who is responsible for sales of the various travel products and consulting services we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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
  epidemics or pandemics, such as H1N1 "swine" flu, avian flu, Severe Acute Respiratory Syndrome ("SARS") and Ebola virus disease;
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

As of June 30, 2019, we had an accumulated deficit of $1,227,859. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Fluctuation of the Renminbi, or Chinese Yuan ("Renminbi"), could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi, the currency of the People’s Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People’s Republic of China’s political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2019, the exchange rate between the Renminbi and the United States dollar was approximately 6.8634 Renminbi to every one United States dollar.

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

Risks Associated With Our Common Stock

Trading on the OTC Markets may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Markets. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange. Accordingly, our shareholders may have difficulty reselling any of their shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock rules" promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease our only office in Vancouver which covers approximately 400 square feet with an annual lease of CA$9,600. We subleased out our office in Seattle to a third party effective August 1, 2014. We did not renew our lease for our Beijing office which terminated at the end of 2013.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently not traded on any exchange. Our common stock was quoted on the OTC Markets. We cannot assure you that there will be a market for our common stock in the future.

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2019 and 2018 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2019	$0.01	$0.01
March 31, 2019	$0.01	$0.01
December 31, 2018	$0.01	$0.01
September 30, 2018	$0.01	$0.01
June 30, 2018	$0.01	$0.01
March 31, 2018	$0.01	$0.01
December 31, 2017	$0.01	$0.01
September 30, 2017	$0.01	$0.01

Holders of our Common Stock

As of June 30, 2019, there were approximately 57 holders of record of our common stock. As of such date, 82,489,391 shares of common stock were issued and outstanding.

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

As at June 30, 2019, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended June 30, 2019, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of June 30, 2019, the aggregate amount of the advances to be used for such share purchases was $120,088, which amount may increase in the future.

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

We have three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI"), Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI"), and Airchn Travel (Beijing) Inc. in Beijing, China. Our Beijing office has been closed as of June 30, 2019 due to lack of business and to reduce operating costs.

We have begun to engage in services such as airline and cruise ticketing, customized and packaged tours, travel blogs, travel magazines, sales of travel related merchandise, group hotel reservations, business travel arrangements, conference travel arrangements, car rental and admission ticket sales for local tourist attractions.

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

The Company’s revenue consists of revenue from providing travel consulting and travel arrangement advisory services ("service revenue"), and service revenue from travel schedule arrangements and advisory.

We will continue to explore other business growth opportunities, regardless of industry, in order to diversify our business operations and investments.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2019 and 2018.

Years Ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Revenues	$491	$495
Cost of revenues	-	-
Expenses
General and administrative expenses	(55,651)	(51,829)

Foreign currency exchange gain (loss )	5,421	295
Net loss	$(49,739)	$(51,039)

Revenues

We have generated total revenues of $491 from our operations during the year ended June 30, 2019 as compared to the year ended June 30, 2018 where we generated total revenues of $495 or a decrease of 1%. The decrease was due to a decrease of sales revenue from travel schedule arrangements and advisory.

Expenses

General and administrative expenses for the year ended June 30, 2019 was $55,651 and increased by $3,822 or 7% compared with the same period in 2018. The increase in expenses during 2019 was mainly due to an increase in audit fees.

Net loss

We had net losses of $49,739 and $51,039 for the years ended June 30, 2019 and 2018, respectively, and had an accumulated deficit of $1,227,859, since the inception of our business.

Liquidity and Capital Resources

Our financial condition for the years ended June 30, 2019 and 2018 are summarized as follows:

Working Capital

	June 30, 2019	June 30, 2018
Current Assets	$2,551	$2,971
Current Liabilities	(162,297)	(114,388)
Working Capital	$(159,746)	$(111,417)

Our working capital deficiency for the year ended June 30, 2019 was significantly increased by $48,329 compared with 2018 mainly due to an increase in accounts payable and accrued liabilities, due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	June 30, 2019	June 30, 2018
Cash used in operating activities	$(33,821)	$(43,593)
Cash used in investing activities	-	-
Cash provided by financing activities	33,079	41,279
Cumulative translation adjustment	325	229
Net decrease in cash	$(417)	$(2,085)

Cash Used in Operating Activities

For the year ended June 30, 2019, our cash used in operating activities decreased by $9,772 compared with the previous year. The decrease is mainly due to general and administrative expenses decreases in professional fees.

Cash Used in Investing Activities

For the year ended June 30, 2019, no cash was used in investing activities.

Cash Provided by Financing Activities

For the year ended June 30, 2019, the Company received $33,079 from financing activities in the form of cash advances for future share issuances from an independent party, as compared to $41,279 of such cash advances in the previous year.

Cash Requirements

Over the next 12-months ending June 30, 2020, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$40,000
Professional fees	60,000
Foreign currency exchange loss	4,000
Total	$104,000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures", as that term is defined in Rule 13a-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer to allow timely decisions regarding required disclosure.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2019. Our management’s evaluation of our internal control over financial reporting was based on the framework in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2019 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

			Date First Elected or
Name	Position Held with our Company	Age	Appointed
Hong Ba	Chief Executive Officer, Chief Financial Officer, and Director	52	August 1, 2011 September 1, 2011
Junjun Wu	Director	48	September 1, 2011

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

Corporate Governance

Director Independence

Our board of directors has concluded that none of our directors will be independent as the term "independent" is defined by the rules of the New York Stock Exchange and Rule 10A-3 of the U.S. Securities Exchange Act of 1934, as amended.

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2019. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed and will perform adequately the functions of a nominating committee. The directors who perform the functions of a nominating committee are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of "independent director" contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

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

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission. Based solely on our review of such filings or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2019, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

  our principal executive officer;
  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2019; and
  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2019 and 2018, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hong Ba CEO, CFO and Director	2019 2018	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2019, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2019, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2019, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2019.

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

Aggregated Options Exercised in the Year Ended June 30, 2019 and Year End Option Values

As at June 30, 2019, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year ended June 30, 2019 therefore no options were re-priced.

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

(1) Title of	(2) Name and address of	(3) Amount and nature of	(4) Percent of
class	beneficial owner	beneficial ownership	class [1]
Officers and Directors
common stock	Hong Ba Unit 2702, Sanlitun SOHO Building 2, No. 8, Gongtibeilu Chaoyang District, Bejing China 100027	22,000,000 Direct	26.7%

common stock	Junjun Wu 1-97 Hongqi North Street Xiaowang Village, Wanbailin	15,000,000 Direct	18.2%

	District Taiyuan Shanxi PRC 030024

	Directors and Officers as a Group (2 persons)	37,000,000 Direct	44.9%
5% Beneficial Owner
common stock	Shuzhen Lin #6-6-202 Juifeng Rd. 39 Jiancaoping Zone Taiyuan, Shanxi China	12,975,800 Direct	15.7%

common stock	Lin Li (1) Suite 202, Block 4, Na.7 Fengle Suiiding, Ns. 3g liufeng Soad, Caopin8 District, .tiancaoping, Taiyuan, China.	4,712,727 Direct	5.7%

common stock	Youzhe Li 2020-91111 Beckwith Road, Richmond BC V6X 1V7	14,338,364 Direct	17.4%

(1)	Lin Li is the sister of Mr. Li Feng, who is the husband of Hong Ba, the Company’s director, CEO and CFO.

Security ownership of certain beneficial owners

Percentage of ownership is based on 82,489,391 shares of common stock issued and outstanding as of September 27, 2019. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with related persons

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). Mr. Chen Xi Shi is the former Chief Financial Officer and Director of the Company. The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing.

As of the fiscal year ended June 30, 2019, the CEO of the Company advanced $146 (June 30, 2018 – $151) to the Company for operating expenditure.

During the fiscal year ended June 30, 2019, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,257 (Cnd$9,600) (2018 - $7,402) in rent and the debt of $23,452 has been due to the related party (2018 - $15,862).

As of the fiscal year ended June 30, 2019, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (June 30, 2018 - $Nil) to the Company for the operating expenditure.

As of June 30, 2019, the Company has received advances for future share issuance of $129,088 (June 30, 2018 - $87,243) and an advance of $209 (June 30, 2019 - $218) for operating expenditure from Youzhi Li, a related party who currently owns more than 5% of the Company’s outstanding stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2019 and 2018:

Services	2019	2018
Audit fees	$21,584	$20,520
Tax fees	-	-
All other fees	-	-
Total fees	$21,584	$20,520

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2019 and 2018 in connection with statutory and regulatory filings or engagements.

Tax Fees

Consisted of fees billed for professional services rendered by the principal accountant for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of June 30, 2019 and 2018
Consolidated Statement of Operations and Comprehensive Loss for the Years Ended June 30, 2019 and 2018
Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended June 30, 2019 and 2018
Consolidated Statement of Cash Flows for the Years Ended June 30, 2019 and 2018
Notes to Consolidated Financial Statements

(3) The following Exhibits are filed as part of this report on Form 10-K:

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB- 2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarterly Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(4)	Description of Registrant’s Securities
4.1*	Description of Common Stock
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (attached as an exhibit to our annual report on Form 10-K filed on October 11, 2012)
(31)	Section 302 Certification

31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W&E SOURCE CORP.

By: /s/ Hong Ba
Hong Ba
CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director, CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 27, 2019

/s/ Junjun Wu
Junjun Wu
Director
Date: September 27, 2019

W&E Source Corp.
Financial Statements
As of and for the years ended June 30, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors,
W&E Source Corp.

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of W&E Source Corp. (the "Company") as of June 30, 2019 and 2018, the related statement of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ TAAD LLP
We have served as the Company’s auditor since 2016
Diamond Bar, California
September 27, 2019

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of June 30, 2019 and 2018
(Audited)

	June 30, 2019	June 30, 2018

Assets
Current Assets
Cash	$2,508	$2,925
Other Receivables	43	46
Total current assets	2,551	2,971

Non-Current Assets
Prepayments/Deposits	11,457	11,415
Total non-current assets	11,457	11,415

TOTAL ASSETS	$14,008	$14,386

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued liabilities	$17,857	$11,283
Advanced for share issuance	120,988	87,243
Advances from related parties and related party payables	23,452	15,862
Total current liabilities	162,297	114,388

TOTAL LIABILITIES	162,297	114,388

Shareholders’ deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391 shares issued and outstanding as of June 30, 2019 and 2018, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,227,859)	(1,178,120)
Accumulated other comprehensive income	11,390	9,938
Total shareholders’ deficit	(148,289)	(100,002)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$14,008	$14,386

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2019 and 2018
(Audited)

	June 30, 2019	June 30, 2018
Revenues	$491	$495
Cost of revenues	-	-
Gross profit	491	495
Operating expenses
General and administrative expenses	55,651	51,829
Total operating expenses	55,651	51,829
Operating Loss	(55,160)	(51,334)

Other income (expense)
Foreign currency exchange gain (loss)	5,421	295
Total other income (expense)	5,421	295
Net loss	(49,739)	(51,039)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	1,452	(6)

Comprehensive loss	$(48,287)	$(51,045)

Weighted average number of shares outstanding – basic and	82,489,391	82,489,391
diluted
Loss per share – basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
As of June 30, 2019 and 2018
(Audited)

				Accumulated		Total
			Additional	other		Shareholders’
	Common stock		Paid-in	Comprehensive	Accumulated	equity
	Shares	Amount	Capital	Income	Deficit	(deficit)

Balance at June 30, 2017	82,489,391	8,249	1,059,931	9,944	(1,127,081)	(48,957)
Foreign currency	-	-	-	(6)	-	(6)
translation adjustment
Net Loss	-	-	-	-	(51,039)	(51,039)
Balance at June 30, 2018	82,489,391	8,249	1,059,931	9,938	(1,178,120)	(100,002)
Foreign currency	-	-	-	1,452	-	1,452
translation adjustment
Net Loss	-	-	-	-	(49,739)	(49,739)
Balance at June 30, 2019	82,489,391	8,249	1,059,931	11,390	(1,227,859)	(148,289)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2019 and 2018
(Audited)

	June 30, 2019	June 30, 2018
Cash Flow from Operating Activities
Net loss	$(49,739)	$(51,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Foreign exchange loss	2,220	(2,264)
(Increase) Decrease in other receivable	(353)	(189)
Increase (decrease) in accounts payable and accrued liabilities	5,694	1,084
Increase in related party payable	8,357	8,815
Net cash used in operating activities	(33,821)	(43,593)

Cash Flows from Financing Activities

Proceeds from Advance share issuance	33,079	41,279
Net cash provided by financing activities	33,079	41,279

Cumulative translation adjustment	325	229

Net decrease in cash for the year	(417)	(2,085)

Beginning of period	2,925	5,010
End of period	$2,508	$2,925

Supplemental cash flows information
Interest paid	-	-
Income tax paid	-	-
Non cash investing and financing activities
Share issuance for the debt settlement	-	-

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2019 and 2018

Note 1 – Organization and Nature of Operations

W&E Source Corp. ("the Company") was incorporated in the State of Delaware on October 11, 2005 and is based in Montréal, Québec, Canada. The Company is providing air ticket reservations, hotel reservations and other travel related services.

On August 25, 2011, the Company incorporated a company called Airchn Travel Global, Inc. ("ATGI") in the State of Washington, USA. ATGI is a wholly owned subsidiary of the Company. ATGI focuses on a business segment of travel businesses which includes air ticket reservations, hotel reservations and other travel services.

On October 4, 2011, the Company incorporated a company called Airchn Travel (Canada) Inc. ("ATCI") in the Province of British Columbia, Canada. ATCI is a wholly owned subsidiary of ATGI. ATCI has a similar business segment as ATGI.

In January 2012, the Company changed its name from News of China, Inc. to W&E Source Corp. and increased its authorized shares to 500,000,000 shares. As a result of the name change, the Company’s listing symbol was also changed to WESC.

During the quarter ended March 31, 2012, the Company incorporated a company named Airchn Travel (Beijing) Inc. ("ATBI") in Beijing, China. ATBI is also a wholly owned subsidiary of ATGI. ATBI has a similar business segment as ATGI.

On December 15, 2012, Airchn Travel (Beijing) Inc., a wholly owned subsidiary of W&E Source Corp. (the "Company"), entered into the Share Purchase Agreement (the "Agreement") with Mr. Wu Hao (the "Seller"), a majority shareholder of Chengdu Baopiao Internet Co., Ltd. ("Baopiao"), to acquire part of his ownership in Baopiao which equals 51% of all issued and outstanding stock of Baopiao (the "Shares").

The Company will pay for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller’s debt to Baopiao in the amount of RMB1,800,000 (approximately US $289,000) (the "Debt"). According to the terms of the Agreement, the Company will assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company will pay Baopiao RMB200, 000 as repayment of the Debt and satisfy the remaining Debt of RMB1,600,000 within 20 days from the execution of the Agreement.

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

b. Foreign currency translation. ATCI’s and ATBI’s functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company’s reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders’ equity.

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

e. Loss per share. Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2019 and 2018.

f. Revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue, which primarily consists of commission fees from air ticketing and hotel booking operations, is recognized as tickets and hotels are booked and non-cancellable, and is recorded on a net basis (that is, the amount billed to a customer less the amount paid to a supplier) as the Company acts as an agent in these transactions. Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company’s consolidated financial statements. ASC 606 create a five-step model that requires entities to exercise judgement when considering the terms of contract, which includes (1) identifying the contracts or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligation, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company’s revenue consists of revenue from providing travel consulting and travel arrangement advisory services ("service revenue"), and service revenue from travel schedule arrangements and advisory.

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2019 and 2018, we have no cash equivalents.

h. Fair value of financial instruments. The Company has adopted ASC Topic 820, Fair Value Measurement and Disclosure, which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. It does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. It establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable inputs, which may be used to measure fair value and include the following:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee’s reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has evaluated the impact of adoption of Topic 842 on the Company’s consolidated financial position and results of operations as stated above. There would be impact of the adoption of this guidance on its consolidated financial statements for the first quarter as of September 30, 2019.

Note 3 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,227,859 and $1,178,120, and net losses of $49,739 and $51,039, respectively, for the fiscal year ended June 30, 2019 and 2018. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 – Prepayment

As of June 30, 2019, the Company prepaid a security deposit of $11,457 (Cnd$15,000) ($11,415 – 2018) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 – Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $17,857 as of June 30, 2019 consists of payment of $1,225 in legal fees, $13,133 in audit and accounting fees, $154 in stock transfer agent fees, $1,459 in filing fees and $1,886 in tax expense.

Note 6 – Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company’s operations. These advances are due on demand and non-interest bearing.

As of the fiscal year ended June 30, 2019, the CEO of the Company advanced $146 (June 30, 2018 – $151) to the Company for operating expenditure.

During the fiscal year ended June 30, 2019, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,257 (Cnd$9,600) (2018 - $7,402) in rent and the debt of $23,452 has been due to the related party (2018 - $15,862).

As of the fiscal year ended June 30, 2019, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (June 30, 2018 - $Nil) to the Company for the operating expenditure.

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

People’s Republic of China

The Company’s subsidiary, Airchn Travel (Beijing) Inc. is incorporated in Beijing in China. It is subject to PRC tax laws. Prior to January 1, 2008, PRC enterprise income tax ("EIT") was generally assessed at the rate of 33% of taxable income. In March 2007, a new enterprise income tax law (the "New EIT Law") in the PRC was enacted which was effective on January 1, 2008. The New EIT Law generally applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises.

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2019	June 30, 2018

United States of America	$(46,799)	$(42,926)
Canada	(1,121)	(9,200)
People’s Republic of China	(1,819)	1,087
Loss before income taxes	$(49,739)	$(51,039)

The components of deferred taxes assets at June 30:

	2019	2018

USA net operating losses	$9,800	$14,594
Canada net operating losses	151	1,242
PRC net operating losses	-	-
Deferred tax assets, net	9,951	15,836
Less: valuation allowance	(9,951)	(15,836)
Deferred tax assets, net	$-	$-

As of June 30, 2019, the Company has balance of $158,560 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2019 and 2018, there were no tax penalties or interest.

Note 8 – Commitment and Contingencies

The Company leases an office space for operating purpose in Canada for a term under a long-term, non-cancelable operating lease agreement by leasor. Monthly rent is $616 (Cdn$800).

2020	Cdn	$9,600
2021		$9,600
2022		$9,600
2023		$9,600
2024		$9,600
Total minimum payments		$48,000

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For the fiscal year ended June 30, 2019 and 2018, the Company recorded a rent expense of $7,257 (Cdn$9,600) and $7,402 (Cdn$9,600), respectively. Long-term lease costs for the fiscal ended June 30, 2019 were not material. There were no right-of-use assets obtained in exchange for new liabilities for the fiscal year ended June 30, 2019.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2019 and June 30, 2018, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

On October 26, 2014, the Company issued 15,538,300 common shares of the Company to settle the debts payable of $155,383 to nonrelated parties at $0.01 per share.

On August 5, 2016, the Company entered into Debt Conversion Agreements (the "Agreements") with each of Lin Li and Youzhe Li, who were each creditors to the Company with total outstanding balances of $25,920 (the "Lin Li Loan") and $78,861 (the "Youzhe Li Loan" and, together with the Lin Li Loan, the "Loans"), respectively. Pursuant to the Agreements the Company agreed to issue an aggregate total of 19,051,091 shares of its common stock, $0.0001 par value per share (the "Shares"), at the conversion rate of $0.0055 per share as full payment for the Loans. Upon issuance and delivery of the Shares, the Loans were fully paid and the Company no longer had any obligations to the individuals under the Loans.

Lin Li is the sister of Mr. Feng Li, who is the husband of Hong Ba, the Company’s director, CEO and CFO.

On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such a creditor in cancellation of the debt of $78,861 owed to such party at such time.

As of June 30, 2019 and 2018, the Company has received $120,988 and $87,243, respectively, advanced for a future share issuance from a nonrelated party, which amounts do not bear interest and are due on demand

As the filing date of these financial statements, there are 82,489,391 shares issued and outstanding.