Form 10-Q
period 2019-09-30
W&E Source Corp.
filed 2019-11-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019 or

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

(302) 722-6266
(Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

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
Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of November 14, 2019.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of September 30, 2019 and June 30, 2019

	September 30, 2019	June 30, 2019

Assets	(Unaudited)

Current Assets

Cash	$2,930	$2,508

Other receivables	56	43

Total current assets	2,986	2,551

Non-Current Assets

Prepayments/Deposits	11,328	11,457

Total non-current assets	11,328	11,457

TOTAL ASSETS	$14,314	$14,008

Liabilities and Shareholders' Equity (Deficit)

Current liabilities

Accounts payable and accrued liabilities	$7,854	$17,857

Advanced for share issuance from related party	149,304	120,988

Advances from related parties and related party payables	25,003	23,452

Total current liabilities	182,161	162,297

TOTAL LIABILITIES	182,161	162,297

Shareholders' deficit

Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	8,249	8,249

Additional paid-in capital	1,059,931	1,059,931

Accumulated deficit	(1,250,258)	(1,227,859)

Accumulated other comprehensive income	14,231	11,390

Total shareholders' deficit	(167,847)	(148,289))

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,314	$14,008

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)

	September 30, 2019	September 30, 2018

Net revenues	$113	$77
Gross profit	113	77

Operating expenses
General and administrative expenses	(11,378)	(11,451)
Total operating expenses	(11,378)	(11,451)

Operating Loss	(11,265)	(11,374)

Other Income (expense)

Foreign currency exchange gain (loss)	(11,134)	(758)
Total other income (expense)	$(11,134)	$(758)

Net loss	(22,399)	(12,132)

Other comprehensive income
Cumulative foreign currency translation adjustment	2,841	361
Comprehensive loss	$(19,558)	$(11,771)

Weighted average number of shares outstanding - basic and diluted	82,489,391	82,489,391

Loss per share - basic and diluted	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2019 and 2018
(Unaudited)

		September 30, 2019		September 30, 2018
Cash Flow from Operating Activities
Net loss		$(22,399)		$(12,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss		1,382		2,877
Change in operating assets and liabilities:
Decrease in prepaid expenses and deposits		(113)		(77)
Decrease in accounts payable and accrued liabilities		(11,101)		(2,784)
Increase in due to related party		2,913		747
Net cash used in operating activities		(29,318)		(11,369)

Cash Flows from Financing Activities
Advance for future share issuance		29,693		11,072
Net cash provided by financing activities		29,693		11,072

Cumulative translation adjustment		47		(679)

Net increase (decrease) in cash		422		(976)
Cash, beginning of period		2,508		2,925
Cash, end of period		$2,930		$1,949

Supplemental cash flows information
Interest paid		$-		$-
Income tax paid		-		-
Non cash investing and financing activities	$		$
Share issuance for debt settlement		$-		$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of September 30, 2019 and Year Ended June 30, 2019
(Unaudited)

				Accumulated		Total
			Additional	other		Shareholders'
		Common Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance at June 30, 2018	82,489,391	8,249	1,059,931	9,938	(1,178,120)	(100,002)
Foreign currency translation adjustment	-	-	-	361	-	361
Net Loss	-	-	-	-	(12,132)	(12,132)
Balance at September 30, 2018 (Unaudited)	82,489,391	8,249	1,059,931	10,299	(1,190,252))	(111,773)

Balance at June 30, 2019	82,489,391	8,249	1,059,931	11,390	(1,227,859)	(148,289)
Foreign currency translation adjustment	-	-	-	2,841	-	2,841
Net Loss	-	-	-	-	(22,399)	(22,399)
Balance at September 30, 2019 (Unaudited)	82,489,391	8,249	1,059,931	14,231	(1,250,258)	(167,847)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Interim Consolidated Financial Statements
For the Periods Ended September 30, 2019 and June 30, 2019

Note 1 - Organization, Nature of Operations and Basis of Presentation

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

In January 2012, the Company changed its name from News of China, Inc. to W&E Source Corp. and increased its authorized shares to 500,000,000 shares. As a result of the name change, the Company's listing symbol on OTC Markets was also changed to WESC.

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

The Company will pay for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller's debt to Baopiao in the amount of RMB1,800,000 (approximately US $289,000) (the "Debt"). According to the terms of the Agreement, the Company will assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company will pay Baopiao RMB200, 000 as repayment of the Debt and satisfy the remaining Debt of RMB1,600,000 within 20 days from the execution of the Agreement.

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

Note 2 - Summary of Significant Accounting Policies

a. Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of September 30, 2019 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019, and other reports filed with the SEC. Operating results for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2020.

b. Foreign currency translation.

ATCI's and ATBI's functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders' equity.

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

e.  Loss per share.

Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2019 and June 30, 2019.

f. Revenue recognition.

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue, which primarily consists of commission fees from air ticketing and hotel booking operations, is recognized as tickets and hotels are booked and non-cancellable, and is recorded on a net basis (that is, the amount billed to a customer less the amount paid to a supplier) as the Company acts as an agent in these transactions. Effective January 1, 2018, the Company adopted the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. The implementation of ASC 606 did not have a material impact on the Company's consolidated financial statements. ASC 606 create a five-step model that requires entities to exercise judgement when considering the terms of contract, which includes (1) identifying the contracts or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligation, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients. The Company's revenue consists of revenue from providing travel consulting and travel arrangement advisory services ("service revenue"), and service revenue from travel schedule arrangements and advisory.

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2019 and June 30, 2019, we have no cash equivalents.

h. Equipment.

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years. As of September 30, 2019, there is no property or equipment.

i. Income taxes.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company's net operating losses carryforwards are subject to Section 382 limitation.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has evaluated the impact of adoption of Topic 842 on the Company's consolidated financial position and results of operations as stated above. There would be an impact of the adoption of this guidance on its consolidated financial statements for the first quarter ended as of September 30, 2019.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,250,258 and $1,190,252, and net losses of $22,399 and $12,132, respectively, for the three months ended September 30, 2019 and 2018. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of September 30, 2019, the Company prepaid a security deposit of $11,328 (Cnd$15,000) ($11,415 - 2019) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $7,854 as of September 30, 2019 consists of payment of $980 in legal fees, $5,400 in audit and accounting fees and $1,474 in filing fees. (June 30, 2019 - $17,857).

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of the three months ended September 30, 2019, the CEO of the Company advanced $140 (June 30, 2019 - $146) to the Company for operating expenditure.

During the three months ended September 30, 2019, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,813 (Cnd$2,400) (2018 - $1,847) in rent and the debt of $23,562 has been due to the related party (2019 - $23,452).

As of the period ended September 30, 2019, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (September 30, 2019 - $1,100) to the Company for the operating expenditure.

As of September 30, 2019, the Company has received advances for future share issuance of $149,304 (June 30, 2019 - $120,988) and an advance of $201 (June 30, 2019 - $209) for operating expenditure from a related party who will be an over 10% shareholder of the Company.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $616 (Cdn$800).

2019  Cdn $9,600

2020  Cdn $9,600

2021  Cdn $9,600

2022  Cdn $9,600

2023    Cdn $9,600

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For each of the three months ended September 30, 2019 and 2018, the Company recorded a rent expense of $1,813 (Cdn$2,400) and $1,847 (Cdn$2,400), respectively.

Note 8 - Common Stock

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of September 30, 2019 and June 30, 2019, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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

Lin Li is the sister of Mr. Feng Li, who is the husband of Hong Ba, the Company's director, CEO and CFO.

On August 5, 2016, the Company issued 14,338,364 common shares of the Company to such a related party in cancellation of the debt of $78,861 owed to such party at such time.

As of September 30, 2019 and June 30, 2019, the Company has received $149,304 and $120,988, respectively, advanced for a future share issuance from a related party, which amounts do not bear interest and are due on demand.

As the filing date of these financial statements, there are 82,489,391 shares issued and outstanding.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our company's or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to the common shares of our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "W&E Source Corp.", "the Company" means W&E Source Corp., unless otherwise indicated.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). We plan to set up additional subsidiaries in Hong Kong, Macau, Taiwan, Japan and Korea in the near future.  Our Beijing office has been closed as of September 30, 2019 due to lack of business and to reduce operating costs.

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

On January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name from News of China, Inc. to W&E Source Corp. In connection the name change, our listing symbol also changed from "NWCH" to "WESC." Our new website which is currently under construction can be accessed at www.wescus.com. In addition, the Company also increased its total authorized shares to 500,000,000 to anticipate future financing through the issuance of our equity or convertible debt to finance our business.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended September 30, 2019 and 2018 contained in this Report.

Three Months Ended September 30, 2019 and 2018:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2019	2018
Revenues	$113	$77
Expenses
General and administrative expenses	(11,378)	(11,451)

Foreign currency exchange gain (loss)	(11,134)	(758)
Net loss	$(22,399)	$(12,132)

Revenues

We had generated revenue of $113 from operations during the three months ended September 30, 2019 as compared to $77 for the same period in 2018, an increase of $36 or 47%. The increase was mainly due to the increase in our travel business arrangement income in the quarter ended September 30, 2019.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2019 decreased by $73 or 1%, compared with the same period in 2018.

Net loss

We had net losses of $12,132 and $6,504 for the three months ended September 30, 2019 and 2018, respectively, an increase of $5,628 or 46%, and had an accumulated deficit of $1,190,252 since the inception of our business as at September 30, 2019. The increase in net loss is mainly attributable to an increase of general and administrative expenses and foreign exchange loss, and partially offset by an increase in sales revenue.

Liquidity and Capital Resources

Our financial condition at the end of September 30, 2019 and June 30, 2019 are summarized as follows:

Working Capital

	September 30, 2019	June 30, 2019
Current Assets	$2,986	$2,551
Current Liabilities	(182,161)	(158,952)
Working Capital	$(179,175)	$(156,401)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $22,774 due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	September 30, 2019	September 30, 2018
Cash used in operating activities	$(29,318)	$(11,369)
Cash provided by financing activities	29,693	11,072
Cumulative translation adjustment	47	(679)
Net increase (decrease) in cash	$422	$(976)

Cash Used in Operating Activities

For the three months ended September 30, 2019, our cash used in operating activities increased by $17,949 or 157% to $29,318, compared with $11,369 for the three months in the prior year. The increase is mainly due to an increase in foreign exchange loss compared with the three months in the prior year.

Cash Used in Investing Activities

For the three months ended September 30, 2019 and 2018, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the three months ended September 30, 2019, the Company received $29,693 from financing activities in the form of cash advances for future share issuances from a party compared with $11,072 in the same period in 2018.

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

Transactions with related persons

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of the three months ended September 30, 2019, the CEO of the Company advanced $140 (June 30, 2019 - $146) to the Company for operating expenditure

During the three months ended September 30, 2019, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,813 (Cnd$2,400) (2018 - $1,847) in rent and the debt of $23,562 has been due to the related party (2019 - $23,452).

As of the period ended September 30, 2019, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (September 30, 2019 - $1,100) to the Company for the operating expenditure.

As of September 30, 2019, the Company has received advances for future share issuance of $149,304 (June 30, 201 - $120,988) and an advance of $201 (June 30, 2019 - $209) for operating expenditure from a related party who will be an over 10% shareholder of the Company.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2019.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2019 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2019, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of September 30, 2019, the aggregate amount of the advances to be used for such share purchases was $29,693, which amount may increase in the future.

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

Date: November 14, 2019