Form 10-Q
period 2019-12-31
W&E Source Corp.
filed 2020-02-13
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019 or

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of February 11, 2020.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of December 31, 2019 and June 30, 2019

	December 31, 2019	June 30, 2019
Assets	(Unaudited)
Current Assets
Cash	$2,899	$2,508
Other receivables	57	43
Total current assets	2,956	2,551

Non-Current Assets
Prepayments/Deposits	11,571	11,457
Total non-current assets	11,571	11,457

TOTAL ASSETS	$14,527	$14,008

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	8,455	17,857
Advanced for share issuance from related party	155,200	120,988
Advances from related parties and related party payables	27,369	23,452
Total current liabilities	191,024	162,297

TOTAL LIABILITIES	191,024	162,297

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,255,843)	(1,227,859)
Accumulated other comprehensive income	11,166	11,390
Total shareholders' deficit	(176,497)	(148,289)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,527	$14,008

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended December 31, 2019 and 2018
(Unaudited)

	Three Months 2019	Three Months 2018	Six Months 2019	Six Months 2018

Net revenues	$380	$151	$493	$228
Gross profit	380	151	493	228

Operating expenses
General and administrative expenses	(10,970)	(11,969)	(22,348)	(23,420)
Total operating expenses	(10,970)	(11,969)	(22,348)	(23,420)

Operating Loss	(10,590)	(11,818)	(21,855)	(23,192)

Other Income (expense)

Foreign currency exchange gain (loss)	5,005	(3,599)	(6,129)	(4,357)
Total other income (expense)	$5,005	(3,599)	$(6,129)	$(4,357)

Net loss	(5,585)	(15,417)	(27,984)	(27,549)

Other comprehensive income
Cumulative foreign currency translation adjustment	(3,065)	4,490	(224)	4,851
Comprehensive loss	$(8,650)	(10,927)	$(28,208)	$(22,698)

Weighted average number of shares outstanding - basic and diluted	82,489,391	82,489,391	82,489,391	82,489,391
Loss per share - basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2019 and 2018
(Unaudited)

	December 31, 2019	December 31, 2018
Cash Flow from Operating Activities
Net loss	$(27,984)	$(27,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	8,374	2,345
Change in operating assets and liabilities:
Decrease in prepaid expenses and deposits	(114)	(235)
Decrease in accounts payable and accrued liabilities	(10,500)	(869)
Increase in due to related party	2,921	2,543
Net cash used in operating activities	(27,303)	(23,765)

Cash Flows from Financing Activities
Advance for future share issuance	29,815	28,927
Net cash provided by financing activities	29,815	28,927

Cumulative translation adjustment	(2,121)	(1,729)

Net increase in cash	391	3,433
Cash, beginning of period	2,508	2,925
Cash, end of period	$2,899	$6,358

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid Non cash investing and financing activities	$-	$-
Share issuance for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of December 31, 2019 and Year Ended June 30, 2019
(Unaudited)

				Accumulated		Total
			Additional	other		Shareholders'
		Common Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balance at June 30, 2018	82,489,391	8,249	1,059,931	9,938	(1,178,120)	(100,002)
Foreign currency translation adjustment	-	-	-	361	-	361
Net Loss	-	-	-	-	(12,132)	(12,132)
Balance at September 30, 2018	82,489,391	8,249	1,059,931	10,299	(1,190,252)	(111,773)
(Unaudited)
Foreign currency translation adjustment	-	-	-	4,490	-	4,490
Net Loss	-	-	-	-	(15,417)	(15,417)
Balance at December 31, 2018	82,489,391	8,249	1,059,931	14,789	(1,205,669)	(122,700)
(Unaudited)

Balance at June 30, 2019	82,489,391	8,249	1,059,931	11,390	(1,227,859)	(148,289)
Foreign currency translation adjustment	-	-	-	2,841	-	2,841
Net Loss	-	-	-	-	(22,399)	(22,399)
Balance at September 30, 2019	82,489,391	8,249	1,059,931	14,231	(1,250,258)	(167,847)
(Unaudited)
Foreign currency translation adjustment	-	-	-	(3,065)	-	(3,065)
Net Loss	-	-	-	-	(5,585)	(5,585)
Balance at December 31, 2019 (Unaudited)	82,489,391	8,249	1,059,931	11,166	(1,255,843)	(176,497)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Interim Consolidated Financial Statements
For the Periods Ended December 31, 2019 and June 30, 2019

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

Note 2 - Summary of Significant Accounting Policies

a. Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of December 31, 2019 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019, and other reports filed with the SEC. Operating results for the Three and Six Months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2020.

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

e. Loss per share.

Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2019 and June 30, 2019.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2019 and June 30, 2019, we have no cash equivalents.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has evaluated the impact of adoption of Topic 842 on the Company's consolidated financial position and results of operations as stated above. There would be an impact of the adoption of this guidance on its consolidated financial statements for the six months ended as of December 31, 2019.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,255,843 and $1,205,699 and net losses of $27,984 and $27,549, respectively, for the Six Months ended December 31, 2019 and 2018. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of December 31, 2019, the Company prepaid a security deposit of $11,571 (Cnd$15,000) ($11,457 - 2019) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $8,455 as of December 31, 2019 consists of payment of $1,540 in legal fees, $5,400 in audit and accounting fees, $204 in stock transfer agent fees and $1,311 in filing fees. (June 30, 2019 - $17,857).

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of the period ended December 31, 2019, the CEO of the Company advanced $144 (June 30, 2019 - $146) to the Company for operating expenditure.

During the period ended December 31, 2019, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,813 (Cnd$2,400) (2018 - $1,847) in rent and the debt of $25,919 has been due to the related party (2019 - $23,452).

As of the period ended December 31, 2019, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (December 31, 2019 - $1,100) to the Company for the operating expenditure.

As of December 31, 2019, the Company has received advances for future share issuance of $155,200 (June 30, 2019 - $120,988) and an advance of $206 (June 30, 2019 - $209) for operating expenditure from a related party who is an over 10% shareholder of the Company.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $618 (Cdn$800).

2019	Cdn $9,600
2020	Cdn $9,600
2021	Cdn $9,600
2022	Cdn $9,600
2023	Cdn $9,600

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For the six months ended December 31, 2019 and 2018, the Company recorded a rent expense of $3,642 (Cdn$4,800) and $3,643 (Cdn$4,800), respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of December 31, 2019 and June 30, 2019, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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

As of December 31, 2019 and June 30, 2019, the Company has received $155,200 and $120,988, respectively, advanced for a future share issuance from a related party, which amounts do not bear interest and are due on demand.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of December 31, 2019 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended December 31, 2019 and 2018 contained in this Report.

Six Months Ended December 31, 2019 and 2018:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2019	2018
Revenues	$493	$228
Expenses
General and administrative expenses	(22,348)	(23,420)

Foreign currency exchange gain (loss)	(6,129)	(4,357)
Net loss	$(27,984)	$(27,549)

Revenues

We have generated total revenues of $493 from operations during the six months ended December 31, 2019 as compared to $228 for the same period in 2018, an increase of $265 or 116%. The increase was mainly due to the increase in our travel business in the six months ended December 31, 2019.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2019 decreased by $1,072 or 5%, compared with the same period in 2018 primarily because of decreased operating cost in office expenses.

Net loss

We had net losses of $27,984 and $27,549 for the six months ended December 31, 2019 and 2018, respectively, an increase of $435 or 2%, and had an accumulated deficit of $1,255,843 since the inception of our business as at December 31, 2019. The increase in net loss in 2019 is mainly attributable to increased losses in foreign currency exchange as compared to the prior period in 2018, as partially offset by a decrease in general and administrative expenses and an increase in sales revenue.

Three Months Ended December 31, 2019 and 2018:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2019	2018
Revenues	$380	$151
Expenses
General and administrative expenses	(10,970)	(11,969)

Foreign currency exchange gain (loss)	5,005	(3,599)
Net loss	$(5,585)	$(15,417)

Revenues

We have generated total revenues of $380 from operations during the three months ended December 31, 2019 as compared to $151 for the same period in 2018, an increase of $229 or 152%. The increase was mainly due to the increase in our travel business in the quarter ended December 31, 2019 due to more travel schedule arrangements.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2019 decreased by $999 or 8%, compared with the same period in 2018 primarily because of [decreased operating cost in filing fees expenses].

Net loss

We had net losses of $5,585 and $15,417 for the three months ended December 31, 2019 and 2018, respectively, a decrease of $9,832 or 64%, and had an accumulated deficit of $1,255,843 since the inception of our business as at December 31, 2018. The decrease in net loss is mainly attributable to a change from a foreign exchange loss to a foreign exchange gain, a decrease in general and administrative expenses and an increase in sales revenue.

Liquidity and Capital Resources

Our financial condition at the end of December 31, 2019 and June 30, 2019 are summarized as follows:

Working Capital

	December 31, 2019	June 30, 2019
Current Assets	$2,956	$2,551
Current Liabilities	(191,024)	(162,297)
Working Capital	$(180,068)	$(159,746)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $31,667 due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	December 31, 2019	December 31, 2018
Cash used in operating activities	$(27,303)	$(23,765)
Cash provided by financing activities	29,815	28,927
Cumulative translation adjustment	(2,121)	(1,729)
Net increase in cash	$391	$3,433

Cash Used in Operating Activities

For the Six Months ended December 31, 2019, our cash used in operating activities increased by $3,538 or 15% to $27,303, compared with $23,765 for the Six Months in the prior year. The increase is mainly due to an increase in foreign exchange loss compared with the Six Months in the prior year.

Cash Provided by Financing Activities

For the Six Months ended December 31, 2019, the Company received $29,815 from financing activities in the form of cash advances for future share issuances from a party compared with $28,927 in the same period in 2018.

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

As of the period ended December 31, 2019, the CEO of the Company advanced $144 (June 30, 2019 - $146) to the Company for operating expenditure.

During the period ended December 31, 2019, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,813 (Cnd$2,400) (2018 - $1,847) in rent and the debt of $25,919 has been due to the related party (2019 - $23,452).

As of the period ended December 31, 2019, the husband of Mrs. Hong Ba, our CEO, advanced $1,100 (December 31, 2019 - $1,100) to the Company for the operating expenditure.

As of December 31, 2019, the Company has received advances for future share issuance of $155,200 (June 30, 2019 - $120,988) and an advance of $206 (June 30, 2019 - $209) for operating expenditure from a related party who is an over 10% shareholder of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2019, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of December 31, 2019, the aggregate amount of the advances to be used for such share purchases was $29,815, which amount may increase in the future.

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

Date: February 13, 2020