Form 10-Q
period 2020-03-31
W&E Source Corp.
filed 2020-05-15
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020 or

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of May 15, 2020.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of March 31, 2020 and June 30, 2019

	March 31, 2020	June 30, 2019
	(Unaudited)

Assets
Current Assets
Cash	$3,512	$2,508
Other receivables	69	43
Prepaid expense	150	-
Total current assets	3,731	2,551

Non-Current Assets
Prepayments/Deposits	10,625	11,457
Total non-current assets	10,625	11,457

TOTAL ASSETS	$14,356	$14,008

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$7,724	$17,857
Advanced for share issuance from related party	165,185	120,988
Advances from related parties and related party payables	27,392	23,452
Total current liabilities	200,301	162,297

TOTAL LIABILITIES	200,301	162,297

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,273,591)	(1,227,859)
Accumulated other comprehensive income	19,466	11,390
Total shareholders' deficit	(185,945)	(148,289)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,356	$14,008

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Nine Months Ended March 31, 2020 and 2019
(Unaudited)

	Three Months 2020	Three Months 2019	Nine Months 2020	Nine Months 2019

Net revenues	$332	$151	$825	$379
Gross profit	332	151	825	379

Operating expenses
General and administrative expenses	(11,370)	(11,814)	(33,718)	(35,234)
Total operating expenses	(11,370)	(11,814)	(33,718)	(35,234)

Operating Loss	(11,038)	(11,663)	(32,893)	(34,855)

Other Income (expense)

Foreign currency exchange gain (loss)	(6,710)	4,404	(12,839)	47
Total other income (expense)	$(6,710)	4,404	$(12,839)	$47

Net loss	(17,748)	(7,259)	(45,732)	(34,808)

Other comprehensive income
Cumulative foreign currency translation adjustment	8,300	(2,972)	8,076	1,879

Comprehensive loss	$(9,448)	(10,231)	$(37,656)	$(32,929)

Weighted average number of shares outstanding - basic and diluted	82,489,391	82,489,391	82,489,391	82,489,391
Loss per share - basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2020 and 2019
(Unaudited)

	March 31, 2020	March 31, 2019
Cash Flow from Operating Activities
Net loss	$(45,732)	$(34,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	(4,668)	116
Change in operating assets and liabilities:
Decrease in prepaid expenses and deposits	(975)	(235)
Decrease in accounts payable and accrued liabilities	(8,164)	(1,093)
Increase in due to related party	3,848	3,360
Net cash used in operating activities	(55,691)	(32,660)

Cash Flows from Financing Activities
Advance for future share issuance	56,085	33,001
Net cash provided by financing activities	56,085	33,001

Cumulative translation adjustment	610	182

Net increase in cash	1,004	523
Cash, beginning of period	2,508	2,925
Cash, end of period	$3,512	$3,448

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid

Non cash investing and financing activities	$-	$-
Share issuance for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
For the Three and Nine Months ended March 31, 2020 and 2019
(Unaudited)

				Accumulated		Total
		Common	Additional	other		Shareholders'
		Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at June 30, 2018	82,489,391	8,249	1,059,931	9,938	(1,178,120)	(100,002)
Foreign currency translation adjustment	-	-	-	361	-	361
Net Loss	-	-	-	-	(12,132)	(12,132)
Balance at September 30, 2018	82,489,391	8,249	1,059,931	10,299	(1,190,252)	(111,773)
Foreign currency translation adjustment	-	-	-	4,490	-	4,490
Net Loss	-	-	-	-	(15,417)	(15,417)
Balance at December 31, 2019	82,489,391	8,249	1,059,931	14,789	(1,205,669)	(122,700)
Foreign currency translation adjustment	-	-	-	(2,972)	-	(2,972)
Net Loss	-	-	-	-	(7,259)	(7.259)
Balance at March 31, 2019	82,489,391	8,249	1,059,931	11,817	(1,212,928)	(132,931)
(Unaudited)
Balance at June 30, 2019	82,489,391	8,249	1,059,931	11,390	(1,227,859)	(148,289)
Foreign currency translation adjustment	-	-	-	2,841	-	2,841
Net Loss	-	-	-	-	(22,399)	(22,399)
Balance at September 30, 2019	82,489,391	8,249	1,059,931	14,231	(1,250,258)	(167,847)
Foreign currency translation adjustment	-	-	-	(3,065)	-	(3,065)
Net Loss	-	-	-	-	(5,585)	(5,585)
Balance at December 31, 2019	82,489,391	8,249	1,059,931	11,166	(1,255,843)	(176,497)
Foreign currency translation adjustment	-	-	-	8,300	-	8,300
Net Loss	-	-	-	-	(17,748)	(17,748)
Balance at March 31, 2020 (Unaudited)	82,489,391	8,249	1,059,931	19,466	(1,273,591)	(185,945)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Interim Consolidated Financial Statements
For the Periods Ended March 31, 2020 and June 30, 2019

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

Note 2 - Summary of Significant Accounting Policies

a. Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of March 31, 2020 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2019, and other reports filed with the SEC. Operating results for the Three and Nine Months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2020.

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

e.  Loss per share.

Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at March 31, 2020 and June 30, 2019.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2020 and June 30, 2019, we have no cash equivalents.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has evaluated the impact of adoption of Topic 842 on the Company's consolidated financial position and results of operations as stated above. There would be an impact of the adoption of this guidance on its consolidated financial statements for the Nine months ended as of March 31, 2020.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,273,591 and $1,212,928 and net losses of $45,732 and $34,808, respectively, for the Nine Months ended March 31, 2020 and 2019. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of March 31, 2020, the Company prepaid a security deposit of $10,625 (Cnd$15,000) ($11,457 - 2019) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $7,724 as of March 31, 2020 consists of payment of $525 in legal fees, $5,900 in audit and accounting fees and $1,299 in filing fees. (June 30, 2019 - $17,857).

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of the period ended March 31, 2020, the CEO of the Company advanced $141 (June 30, 2019 - $146) to the Company for operating expenditure.

During the period ended March 31, 2020, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,398 (Cnd$7,200) (2019 - $5,460) in rent and the debt of $27,392 has been due to the related party (2019 - $23,452).

As of the period ended March 31, 2020, the husband of Mrs. Hong Ba, our CEO, advanced $1,550 (March 31, 2019 - $1,100) to the Company for the operating expenditure.

As of March 31, 2020, the Company has received advances for future share issuance of $165,185 (June 30, 2019 - $120,988) and an advance of $202 (June 30, 2019 - $209) for operating expenditure from a related party who is an over 10% shareholder of the Company.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $600 (Cdn$800).

For the Nine months ended March 31, 2020 and 2019, the Company recorded a rent expense of $5,398 (Cdn$7,200) and $5,460 (Cdn$7,200), respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of March 31, 2020 and June 30, 2019, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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

As of March 31, 2020 and June 30, 2019, the Company has received $165,185 and $120,988, respectively, advanced for a future share issuance from a related party, which amounts do not bear interest and are due on demand.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of March 31, 2020 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended March 31, 2020 and 2019 contained in this Report.

Nine Months Ended March 31, 2020 and 2019:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2020	2019
Revenues	$825	$379
Expenses
General and administrative expenses	(33,718)	(35,234)

Foreign currency exchange gain (loss)	(12,893)	47
Net loss	$(45,732)	$(34,808)

Revenues

We have generated total revenues of $825 from operations during the nine months ended March 31, 2020 as compared to $379 for the same period in 2019, an increase of $446 or 117%. The increase was mainly due to the increase in our travel business in the nine months ended March 31, 2020.

General and administrative expenses

General and administrative expenses for the nine months ended March 31, 2020 decreased by $1,516 or 5%, compared with the same period in 2019 primarily because of decreased operating cost in office expenses.

Net loss

We had net losses of $27,984 and $27,549 for the nine months ended March 31, 2020 and 2018, respectively, an increase of $435 or 2%, and had an accumulated deficit of $1,255,843 since the inception of our business as at March 31, 2020. The increase in net loss in 2020 is mainly attributable to increased losses in foreign currency exchange as compared to the prior period in 2019, as partially offset by a decrease in general and administrative expenses and an increase in sales revenue.

Three Months Ended March 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Revenues	$332	$151
Expenses
General and administrative expenses	(11,370)	(11,814)

Foreign currency exchange gain (loss)	(6,710)	4,404
Net loss	$(17,748)	$(7,259)

Revenues

We have generated total revenues of $332 from operations during the three months ended March 31, 2020 as compared to $151 for the same period in 2019, an increase of $181 or 55%. The increase was mainly due to the increase in our travel business in the quarter ended March 31, 2020 due to more travel schedule arrangements.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2020 decreased by $444 or 4%, compared with the same period in 2019 primarily because of decreased operating cost in filing fees expenses.

Net loss

We had net losses of $17,748 and $7,259 for the three months ended March 31, 2020 and 2019, respectively, a increase of $10,489 or 144%, and had an accumulated deficit of $1,273,591 since the inception of our business as at March 31, 2020. The increase in net loss is mainly attributable to a change from a foreign exchange gain to a foreign exchange loss, partially offset by a decrease in general and administrative expenses and an increase in sales revenue.

Liquidity and Capital Resources

Our financial condition at the end of March 31, 2020 and June 30, 2019 are summarized as follows:

Working Capital

	March 31, 2020	June 30, 2019
Current Assets	$3,731	$2,551
Current Liabilities	(200,301)	(162,297)
Working Capital (deficit)	$(196,570)	$(159,746)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $36,824 due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	March 31, 2020	March 31, 2019
Cash used in operating activities	$(55,691)	$(32,660)
Cash provided by financing activities	56,085	33,001
Cumulative translation adjustment	610	182
Net increase in cash	$1,004	$523

Cash Used in Operating Activities

For the Nine Months ended March 31, 2020, our cash used in operating activities increased by $23,031 or 71% to $55,691, compared with $32,660 for the Nine Months in the prior year. The increase is mainly due to an increase in foreign exchange loss compared with the Nine Months in the prior year.

Cash Provided by Financing Activities

For the Nine Months ended March 31, 2020, the Company received $56,085 from financing activities in the form of cash advances for future share issuances from a party compared with $33,001 in the same period in 2019.

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

As of the period ended March 31, 2020, the CEO of the Company advanced $141 (June 30, 2019 - $146) to the Company for operating expenditure.

During the period ended March 31, 2020, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,398 (Cnd$7,200) (2019 - $5,460) in rent and the debt of $27,392 has been due to the related party (2019 - $23,452).

As of the period ended March 31, 2020, the husband of Mrs. Hong Ba, our CEO, advanced $1,550 (March 31, 2019 - $1,100) to the Company for the operating expenditure.

As of March 31, 2020, the Company has received advances for future share issuance of $165,185 (June 30, 2019 - $120,988) and an advance of $202 (June 30, 2019 - $209) for operating expenditure from a related party who is an over 10% shareholder of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2019, with the exception of the addition of the following risk factor.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2019 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

The COVID-19 pandemic could negatively affect the Company's business and operating results

The future impacts of the global emergence of the novel strain of Coronavirus and the disease it causes (known as "COVID-19") on the Company's business or operating and financial results are unpredictable and cannot be identified with certainty at this time. The widespread health crisis has adversely affected the global economy and resulted in a widespread economic downturn which could adversely impact demand for our services. Such interruptions include significant disruptions and restrictions on travel. There is no assurance that the outbreak will not have a material adverse impact on our business or results of operations. Further, our operations could be negatively affected if a significant number of our service providers are unable to perform their normal duties because of contracting COVID-19 or based on further direction from governments, public health authorities or regulatory agencies. The extent of the impact, if any, will depend on developments beyond our control, including actions taken by governments, financial institutions, monetary policy authorities, and public health authorities to contain and respond to public health concerns and general economic conditions as a result of the pandemic.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our customers, partners, suppliers, shareholders and other stakeholders. We cannot be certain of potential effects any such alterations or modifications may have on our business or operating and financial results for the fiscal year ending June 30, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2020, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of March 31, 2020, the aggregate amount of the advances to be used for such share purchases was $56,085, which amount may increase in the future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006).
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarter Report on form 10-Q filed on February 10, 2012).
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006).

(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

/s/ Hong Ba
Hong Ba
CEO and CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Date: May 15, 2020