Form 10-K
period 2020-06-30
W&E Source Corp.
filed 2020-09-28
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020 or

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

Registrant's telephone number, including area code (450) 443-1153

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2019, was $134,625. All executive officers, directors and holders of 5% or more of our outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of September 28, 2020 there were 82,489,391 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI"), Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of June 30, 2020 due to lack of business and to reduce operating costs.

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

Employees

As of June 30, 2020, we have one part time consultant, who is responsible for sales of the various travel products and consulting services we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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

Our revenue is derived from the global travel industry. As a result, our revenue is directly related to the overall level of travel activity, and is therefore significantly impacted by declines in, or disruptions to, travel in any region due to factors entirely outside of our control. Such factors include:

• global security issues, political instability, acts or threats of terrorism, hostilities or war and other political issues that could adversely affect global air travel volume;

• epidemics or pandemics, such as COVID-19, H1N1 "swine" flu, avian flu, Severe Acute Respiratory Syndrome ("SARS") and Ebola virus disease;

• natural disasters, such as hurricanes, volcanic activity and resulting ash clouds, earthquakes and tsunamis;

• general economic conditions, particularly to the extent that adverse conditions may cause a decline in travel volume, such as the crisis in the global credit and financial markets, diminished liquidity and credit availability, declines in consumer confidence and discretionary income, declines in economic growth, increases in unemployment rates and uncertainty about economic stability;

• the financial condition of travel suppliers, including airlines and hotels, and the impact of any changes such as airline bankruptcies or consolidations on the cost and availability of air travel and hotel rooms;

• changes to laws and regulations governing the airline and travel industry and the adoption of new laws and regulations detrimental to operations, including environmental and tax laws and regulations;

• fuel price escalation;

• work stoppages or labor unrest at any of the major airlines or other travel suppliers or at airports;

• increased security, particularly airport security that could reduce the convenience of air travel;

• travelers' perception of the occurrence of travel-related accidents, of the environmental impact of air travel, particularly in regards to CO2 emissions, or of the scope, severity and timing of the other factors described above; and

• changes in occupancy and room rates achieved by hotels.

If there were to be a prolonged substantial decrease in travel volume, for these or any other reason, it would have an adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic could negatively affect the Company's business and operating results.

The future impacts of the global emergence of the novel strain of Corona virus and the disease it causes (known as "COVID-19") on the Company's business or operating and financial results are unpredictable and cannot be identified with certainty at this time. The widespread health crisis has adversely affected the global economy and resulted in a widespread economic downturn which could adversely impact demand for our services. Such interruptions include significant disruptions and restrictions on travel. There is no assurance that the outbreak will not have a material adverse impact on our business or results of operations. Further, our operations could be negatively affected if a significant number of our service providers are unable to perform their normal duties because of contracting COVID-19 or based on further direction from governments, public health authorities or regulatory agencies. The extent of the impact, if any, will depend on developments beyond our control, including actions taken by governments, financial institutions, monetary policy authorities, and public health authorities to contain and respond to public health concerns and general economic conditions as a result of the pandemic.

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our customers, partners, suppliers, shareholders and other stakeholders. We cannot be certain of potential effects any such alterations or modifications may have on our business or operating and financial results for the fiscal year ending June 30, 2021.

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

As of June 30, 2020, we had an accumulated deficit of $1,283,018. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in our company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender's consent will be required before we take certain actions. Similarly the terms of any equity securities we issue may be senior in right of payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may reduce the value of your investment.

Our Certificate of Incorporation and Bylaws contain limitations on the liability of our directors and officers, which may discourage suits against directors and executive officers for breaches of fiduciary duties.

Our Certificate of Incorporation, as amended, and our Bylaws contain provisions limiting the liability of our directors for monetary damages to the fullest extent permissible under Delaware law. This is intended to eliminate the personal liability of a director for monetary damages on an action brought by origin our right for breach of a director's duties to us or to our stockholders except in certain limited circumstances. In addition, our Certificate of Incorporation, as amended, and our Bylaws contain provisions requiring us to indemnify our directors, officers, employees and agents serving at our request, against expenses, judgments (including derivative actions), fines and amounts paid in settlement. This indemnification is limited to actions taken in good faith in the reasonable belief that the conduct was lawful and in, or not opposed to our best interests. The Certificate of Incorporation and the Bylaws provide for the indemnification of directors and officers in connection with civil, criminal, administrative or investigative proceedings when acting in their capacities as agents for us. These provisions may reduce the likelihood of derivative litigation against directors and executive officers and may discourage or deter stockholders or management from suing directors or executive officers for breaches of their fiduciary duties, even though such an action, if successful, might otherwise benefit our stockholders and directors and officers.

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

Risks Relating to the People's Republic of China

The economic policies of the People's Republic of China could affect our business.

China is one of the regions which we will focus our business development. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in the People's Republic of China. While the People's Republic of China's economy has experienced significant growth in the past 20 years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of the People's Republic of China, but they may also have a negative effect on us.

The economy of the People's Republic of China has been changing from a planned economy to a more market-oriented economy. In recent years, the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in the People's Republic of China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over the People's Republic of China's economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Capital outflow policies in the People's Republic of China may hamper our ability to expand our business and/or operations. The People's Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to remit income earned and proceeds received in connection with any off-shore operations or from other financial or strategic transactions we may consummate in the future.

Fluctuation of the Renminbi, or Chinese Yuan ("Renminbi"), could materially affect our financial condition and results of operations.

Fluctuation of the Renminbi, the currency of the People's Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People's Republic of China's political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2020, the exchange rate between the Renminbi and the United States dollar was approximately 7.0651 Renminbi to every one United States dollar.

It will be extremely difficult to acquire jurisdiction and enforce liability against our officers, directors and assets based in The People's Republic of China.

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

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock rules" promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently not traded on any exchange. Our common stock was quoted on the OTC Markets. We cannot assure you that there will be a market for our common stock in the future.

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2020 and 2019 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2020	$0.01	$0.01
March 31, 2020	$0.01	$0.01
December 31, 2019	$0.01	$0.01
September 30, 2019	$0.02	$0.01
June 30, 2019	$0.01	$0.01
March 31, 2019	$0.01	$0.01
December 31, 2018	$0.01	$0.01
September 30, 2018	$0.01	$0.01

Holders of our Common Stock

As of June 30, 2020, there were approximately 57 holders of record of our common stock. As of such date, 82,489,391 shares of common stock were issued and outstanding.

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

As at June 30, 2020, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities and Use of Proceeds

During the year ended June 30, 2020, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. As of June 30, 2020, the aggregate amount of the advances to be used for such share purchases was $165,446, which amount may increase in the future.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We have three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI"), Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI"), and Airchn Travel (Beijing) Inc. in Beijing, China. Our Beijing office has been closed as of June 30, 2020 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2020 and 2019.

Years Ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Revenues	$784	$491
Cost of revenues	-	-
Expenses
General and administrative expenses	(51,286)	(55,651)

Foreign currency exchange gain (loss)	(4,657)	5,421
Net loss	$(55,159)	$(49,739)

Revenues

We have generated total revenues of $784 from our operations during the year ended June 30, 2020 as compared to the year ended June 30, 2019 where we generated total revenues of $491, or an increase of 60%.  The increase was due to an increase of sales revenue from travel schedule arrangements and advisory.

Expenses

General and administrative expenses for the year ended June 30, 2020 was $51,286 and decreased from $55,651, or 10%, compared with the year ended June 30, 2019. The decrease in expenses during the current year was mainly due to a decrease in accounting and filing fees.

Net loss

We had net losses of $55,159 and $49,739 for the years ended June 30, 2020 and 2019, respectively, and had an accumulated deficit of $1,283,018 since the inception of our business through June 30, 2020.

Liquidity and Capital Resources

Our financial condition for the years ended June 30, 2020 and 2019 are summarized as follows:

Working Capital

	June 30, 2020	June 30, 2019
Current Assets	$3,546	$2,551
Current Liabilities	(213,480)	(162,297)
Working Capital	$(209,934)	$(159,746)

Our working capital deficiency for the year ended June 30, 2020 was significantly increased by $50,188 compared with 2019 mainly due to an increase in accounts payable and accrued liabilities, due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	June 30, 2020	June 30, 2019
Cash used in operating activities	$(49,459)	$(33,821)
Cash used in investing activities	-	-
Cash provided by financing activities	49,744	33,079
Cumulative translation adjustment	715	325
Net decrease in cash	$1,000	$(417)

Cash Used in Operating Activities

For the year ended June 30, 2020, our cash used in operating activities increased by $15,638 compared with the previous year. The increase is mainly due to an increase in foreign exchange loss although general and administrative expenses decrease in accounting and filing fees and decreases in accounts payable and accrued liabilities.

Cash Used in Investing Activities

For the year ended June 30, 2020, no cash was used in investing activities.

Cash Provided by Financing Activities

For the year ended June 30, 2020, the Company received $49,744 from financing activities in the form of cash advances for future share issuances from an independent party, as compared to $33,079 of such cash advances in the previous year.

Cash Requirements

Over the next 12-months ending June 30, 2021, we anticipate that we will incur the following operating expenses:

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

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the COVID-19 pandemic and the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence and commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile but generally declining energy prices. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favorable than it has been in recent years, we may experience difficulty in completing our current business plan.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2020. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2020 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

			Date First Elected or
Name	Position Held with our Company	Age	Appointed
Hong Ba	Chief Executive Officer, Chief Financial Officer, and Director	53	August 1, 2011 September 1, 2011
Junjun Wu	Director	49	September 1, 2011

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

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2020. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing audit or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because the current size of our board of directors does not facilitate the establishment of a separate committee. Our board of directors has performed and will perform adequately the functions of a nominating committee. The directors who perform the functions of a nominating committee are not independent because they are also officers of our company. The determination of independence of directors has been made using the definition of "independent director" contained under Rule 4200(a)(15) of the Rules of the Financial Industry Regulatory Authority. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors' review of the candidates' resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission. Based solely on our review of such filings or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2020, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2020; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2020 and 2019, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hong Ba CEO, CFO and Director	2020 2019	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2020, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2020, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2020, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2020.

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

Aggregated Options Exercised in the Year Ended June 30, 2020 and Year End Option Values

As at June 30, 2020, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year ended June 30, 2020 therefore no options were re-priced.

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

(1) Lin Li is the sister of Mr. Li Feng, who is the husband of Hong Ba, the Company's director, CEO and CFO.

Security ownership of certain beneficial owners

Percentage of ownership is based on 82,489,391 shares of common stock issued and outstanding as of September 28, 2020. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

As of the year ended June 30, 2020, the CEO of the Company advanced $2,729 (June 30, 2019 - $146) to the Company for operating expenditure.

During the fiscal year ended June 30, 2020, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,140 (Cnd$9,600) (2019 - $7,257) in rent and the debt of $28,201 has been due to the related party (2019 - $23,452).

As of the period ended June 30, 2020, the husband of Mrs. Hong Ba, our CEO, advanced $1,550 (March 31, 2019 - $1,100) to the Company for the operating expenditure.

As of June 30, 2020, the Company has received advances for future share issuance of $165,446 (June 30, 2019 - $120,988) and an advance of $203 (June 30, 2019 - $209) for operating expenditure from Youzhi Li, a related party who is an over 10% shareholder of the Company.

Other than the disclosure above, none of the following parties has, during the Company's last two fiscal years or thereafter, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2020 and 2019:

Services	2020	2019
Audit fees	$22,100	$21,584
Tax fees	1,500	-
All other fees	-	-
Total fees	$23,600	$21,584

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2020 and 2019 in connection with statutory and regulatory filings or engagements.

Tax Fees
Consisted of fees billed for professional services rendered by the principal accountant for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2020 and 2019

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended June 30, 2020 and 2019

Consolidated Statements of Changes in Shareholders' (Deficit) as of June 30, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended June 30, 2020 and 2019

Notes to Consolidated Financial Statements

(3) The following Exhibits are filed as part of this report on Form 10-K:

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarterly Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(4)	Description of Registrant's Securities
4.1	Description of Common Stock (incorporated by reference to an exhibit to the Annual Report on Form 10-K filed on September 27, 2019)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)
(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (attached as an exhibit to our annual report on Form 10-K filed on October 11, 2012)
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W&E SOURCE CORP.

By: /s/ Hong Ba
Hong Ba
CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director, CEO, CFO Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: September 28, 2020

/s/ Junjun Wu
Junjun Wu
Director
Date: September 28, 2020

W&E Source Corp.

Financial Statements

As of and for the years ended June 30, 2020 and 2019

To the Shareholders and Board of Directors,

W&E Source Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of W&E Source Corp. (the "Company") as of June 30, 2020 and 2019, the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ TAAD LLP

We have served as the Company's auditor since 2016

Diamond Bar, California

September 28, 2020

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Balance Sheets
As of June 30, 2020 and 2019
(Audited)

	June 30, 2020	June 30, 2019

Assets
Current Assets
Cash	$3,508	$2,508
Other Receivables	38	43
Total current assets	3,546	2,551

Non-Current Assets
Prepayments/Deposits	11,016	11,457
Total non-current assets	11,016	11,457

TOTAL ASSETS	$14,562	$14,008

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$15,351	$17,857
Advanced for share issuance from related party	165,446	120,988
Advances from related parties and related party payables	32,683	23,452
Total current liabilities	213,480	162,297

TOTAL LIABILITIES	213,480	162,297

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391 shares issued and outstanding as of June 30, 2020 and 2019, respectively	8,249	8,249
Additional paid-in capital	1,059,931	1,059,931
Accumulated deficit	(1,283,018)	(1,227,859)
Accumulated other comprehensive income	15,920	11,390
Total shareholders' deficit	(198,918)	(148,289)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,562	$14,008

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China Inc.)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended June 30, 2020 and 2019
(Audited)

	June 30, 2020	June 30, 2019

Revenues	$784	$491

Cost of revenues	-	-

Gross profit	784	491

Operating expenses

General and administrative expenses	51,286	55,651

Total operating expenses	51,286	55,651

Operating Loss	(50,502)	(55,160)

Other income (expense)

Foreign currency exchange gain (loss)	(4,657)	5,421
Total other income (expense)	(4,657)	5,421

Net loss	(55,159)	(49,739)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	6,276	1,452

Comprehensive loss	$(48,883)	$(48,287)

Weighted average number of shares outstanding - basic and diluted	82,489,391	82,489,391

Loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.

(Formerly News of China, Inc.)

Consolidated Statements of Changes in Shareholders' (Deficit)

As of June 30, 2020 and 2019

(Audited)

		Common	Additional	Accumulated other		Total
		Stock	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at June 30, 2018	82,489,391	8,249	1,059,931	9,938	(1,178,120)	(100,002)
Foreign currency translation adjustment	-	-	-	361	-	361
Net Loss	-	-	-	-	(12,132)	(12,132)
Balance at September 30, 2018	82,489,391	8,249	1,059,931	10,299	(1,190,252)	(111,773)
Foreign currency translation adjustment	-	-	-	4,490	-	4,490
Net Loss	-	-	-	-	(15,417)	(15,417)
Balance at December 31, 2019	82,489,391	8,249	1,059,931	14,789	(1,205,669)	(122,700)
Foreign currency translation adjustment	-	-	-	(2,972)	-	(2,972)
Net Loss	-	-	-	-	(7,259)	(7.259)
Balance at March 31, 2019	82,489,391	8,249	1,059,931	11,817	(1,212,928)	(132,931)
Foreign currency translation adjustment	-	-	-	(427)	-	(427)
Net Loss	-	-	-	-	(14,931)	(14,931)
Balance at June 30, 2019	82,489,391	8,249	1,059,931	11,390	(1,227,859)	(148,289)
Foreign currency translation adjustment	-	-	-	2,841	-	2,841
Net Loss	-	-	-	-	(22,399)	(22,399)
Balance at September 30, 2019	82,489,391	8,249	1,059,931	14,231	(1,250,258)	(167,847)
Foreign currency translation adjustment	-	-	-	(3,065)	-	(3,065)
Net Loss	-	-	-	-	(5,585)	(5,585)
Balance at December 31, 2019	82,489,391	8,249	1,059,931	11,166	(1,255,843)	(176,497)
Foreign currency translation adjustment	-	-	-	8,300	-	8,300
Net Loss	-	-	-	-	(17,748)	(17,748)
Balance at March 31, 2020	82,489,391	8,249	1,059,931	19,466	1,273,591	(185,945)
Foreign currency translation adjustment	-	-	-	(3,546)		(3,546)
Net Loss	-	-	-		(9,427)	(9,427)
Balance at June 30, 2020	82,489,391	8,249	1,059,931	15,920	(1,283,018)	(198,918)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.

(Formerly News of China, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2020 and 2019

(Audited)

	June 30, 2020	June 30, 2019
Cash Flow from Operating Activities
Net loss	$(55,159)	$(49,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Foreign exchange loss	(1,159)	2,220
(Increase) Decrease in other receivable	(818)	(353)
Increase (decrease) in accounts payable and accrued liabilities	(3,601)	5,694
Increase in related party payable	11,278	8,357
Net cash used in operating activities	(49,459)	(33,821)

Cash Flows from Financing Activities

Proceeds from Advance share issuance from related party	49,744	33,079
Net cash provided by financing activities	49,744	33,079

Cumulative translation adjustment	715	325

Net decrease in cash for the year	1,000	(417)
Beginning of period	2,508	2,925
End of period	$3,508	$2,508

Supplemental cash flows information
Interest paid	-	-
Income tax paid	-	-
Non cash investing and financing activities
Share issuance for the debt settlement	-	-

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2020 and 2019

Note 1 - Organization and Nature of Operations

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

In January 2012, the Company changed its name from News of China, Inc. to W&E Source Corp. and increased its authorized shares to 500,000,000 shares. As a result of the name change, the Company's listing symbol was also changed to WESC.

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

e. Loss per share. Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2020 and 2019.

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

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2020 and 2019, we have no cash equivalents.

i. Income taxes.Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Company's net operating losses carryforwards are subject to Section 382 limitation.

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

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has evaluated the impact of adoption of Topic 842 on the Company's consolidated financial position and results of operations as stated above. There would be no impact of the adoption of this guidance on its consolidated financial statements for the year ended as of June 30, 2020.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, "Simplifying the Accounting for Income Taxes". The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, "Income Taxes". The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,283,018 and $1,227,859, and net losses of $55,159 and $49,739, respectively, for the fiscal year ended June 30, 2020 and 2019. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of June 30, 2020, the Company prepaid a security deposit of $11,016 (Cnd$15,000) ($11,457 - 2019) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $15,351 as of June 30, 2020 consists of payment of $525 in legal fees, $13,600 in audit and accounting fees and $1,226 in filing fees.

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of the year ended June 30, 2020, the CEO of the Company advanced $2,729 (June 30, 2019 - $146) to the Company for operating expenditure.

During the fiscal year ended June 30, 2020, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,140 (Cnd$9,600) (2019 - $7,257) in rent and the debt of $28,201 has been due to the related party (2019 - $23,452).

As of the period ended June 30, 2020, the husband of Mrs. Hong Ba, our CEO, advanced $1,550 (March 31, 2019 - $1,100) to the Company for the operating expenditure.

As of June 30, 2020, the Company has received advances for future share issuance of $165,446 (June 30, 2019 - $120,988) and an advance of $203 (June 30, 2019 - $209) for operating expenditure from a related party who is an over 10% shareholder of the Company.

Note 7 - Income Taxes

United States of America

The Company and its subsidiary are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate and have filed annual tax returns.

Canada

The Company's subsidiary, Airchn Travel (Canada) Inc. is incorporated in British Columbia in Canada. It is subject to income taxes on income arising in, or derived from, the tax jurisdiction in British Columbia it operates. The basic federal rate of Part I tax is 38% of taxable income, 28% after federal tax abatement. After the general tax reduction, the net federal tax rate is 18% effective January 1, 2010; 16.5% effective January 1, 2011; 15% effective January 1, 2012. The provincial and territorial lower and higher tax rates in British Columbia are 2.5% and 10%, respectively. Other than income tax, Airchn Travel (Canada) Inc. is GST registrants who make taxable services in British Columbia and collect tax at the 5% GST rate on taxable services.

People's Republic of China

The Company's subsidiary, Airchn Travel (Beijing) Inc. is incorporated in Beijing in China. It is subject to PRC tax laws. Prior to January 1, 2008, PRC enterprise income tax ("EIT") was generally assessed at the rate of 33% of taxable income. In March 2007, a new enterprise income tax law (the "New EIT Law") in the PRC was enacted which was effective on January 1, 2008. The New EIT Law generally applies a uniform 25% EIT rate to both foreign invested enterprises and domestic enterprises.

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2020	June 30, 2019

United States of America	$(43,318)	$(46,799)
Canada	(10,438)	(1,121)
People's Republic of China	(1,403)	(1,819)
Loss before income taxes	$(55,159)	$(49,739)

The components of deferred taxes assets at June 30:

	2020	2019

USA net operating losses	$9,097	$15,911
Canada net operating losses	1,406	151
PRC net operating losses	-	-
Deferred tax assets, net	10,503	16,062
Less: valuation allowance	(10,503)	(16,062)
Deferred tax assets, net	$-	$-

As of June 30, 2020, the Company has an accumulated deficit of $1,283,018 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2020 and 2019, there were no tax penalties or interest.

Note 8 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $600 (Cdn$800).

For the year ended June 30, 2020 and 2019, the Company recorded a rent expense of $7,140 (Cdn$9,600) and $7,257 (Cdn$9,600), respectively.

Note 9 - Common Stock

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2020 and June 30, 2019, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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

As of June 30, 2020 and 2019, the Company has received $165,446 and $120,988, respectively, advanced for a future share issuance from a related party, which amounts do not bear interest and are due on demand.

As the filing date of these financial statements, there are 82,489,391 shares issued and outstanding.