Form 10-Q
period 2020-09-30
W&E Source Corp.
filed 2020-11-16
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020 or

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 82,489,391 shares of common stock issued and outstanding as of November 16, 2020.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of September 30, 2020 and June 30, 2020

	September 30, 2020	June 30, 2020
Assets	(Unaudited)
Current Assets
Cash	$3,511	$3,508
Other receivables	39	38
Total current assets	3,550	3,546

Non-Current Assets
Prepayments/Deposits	11,259	11,016
Total non-current assets	11,259	11,016

TOTAL ASSETS	$14,809	$14,562

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$8,540	$15,351
Advances for share issuance from related party	185,683	165,446
Advances from related parties and related party payables	36,616	32,683
Total current liabilities	230,839	213,480

TOTAL LIABILITIES	230,839	213,480

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 82,489,391 and 82,489,391 shares issued and outstanding as of September 30, 2020 and June 30, 2020, respectively	8,249	8,249
Additional paid-in capital	1,073,022	1,059,931
Accumulated deficit	(1,309,486)	(1,283,018)
Accumulated other comprehensive income	12,185	15,920
Total shareholders' deficit	(216,030)	(198,918)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,809	$14,562

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

	September 30, 2020	September 30, 2019

Net revenues	$-	$113
Gross profit	-	113

Operating expenses
General and administrative expenses	(11,198)	(11,378)
Total operating expenses	(11,198)	(11,378)

Operating Loss	(11,198)	(11,265)

Other Income (expense)

Interest expenses	(13,166)	-
Foreign currency exchange gain (loss)	(2,104)	(11,134)
Total other income (expense)	$(15,270)	$(11,134)

Net loss	(26,468)	(22,399)

Other comprehensive income
Cumulative foreign currency translation adjustment	(3,735)	2,841
Comprehensive loss	$(30,203)	$(19,558)

Weighted average number of shares outstanding - basic and diluted	82,489,391	82,489,391
Loss per share - basic and diluted	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

 Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2020 and 2019
(Unaudited)

	September 30, 2020	September 30, 2019
Cash Flow from Operating Activities
Net loss	$(26,468)	$(22,399)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	34	1,382
Imputed interest	13,166	-
Change in operating assets and liabilities:
Decrease in prepaid expenses and deposits	-	(113)
Decrease in accounts payable and accrued liabilities	(6,812)	(11,101)
Increase in due to related party	3,308	2,913
Net cash used in operating activities	(16,772)	(29,318)

Cash Flows from Financing Activities
Advances for future share issuance from related party	16,682	29,693
Net cash provided by financing activities	16,682	29,693

Cumulative translation adjustment	93	47

Net increase (decrease) in cash	3	422
Cash, beginning of period	3,508	2,508
Cash, end of period	$3,511	$2,930

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries
Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of September 30, 2020 and Year Ended June 30, 2020
(Unaudited)

				Accumulated		Total
			Additional	other		Shareholders'
		Common Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
		$	$	$	$	$
Balance at June 30, 2019	82,489,391	8,249	1,059,931	11,390	(1,227,859)	(148,289)
Foreign currency translation adjustment	-	-	-	2,841	-	2,841
Net Loss	-	-	-	-	(22,399)	(22,399)
Balance at September 30, 2019	82,489,391	8,249	1,059,931	14,231	(1,250,258)	(167,847)
(Unaudited)

Balance at June 30, 2020	82,489,391	8,249	1,059,931	15,920	(1,283,018)	(198,918)
Imputed Interest	-	-	13,091	-	-	13,091
Foreign currency translation adjustment	-	-	-	(3,735)	-	(3,735)
Net Loss	-	-	-	-	(26,468)	(26,468)
Balance at September 30, 2020 (Unaudited)	82,489,391	8,249	1,073,022	12,185	(1,309,486)	(216,030)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Interim Consolidated Financial Statements
For the Periods Ended September 30, 2020 and June 30, 2020

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

The Company will pay for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller's debt to Baopiao in the amount of RMB1,800,000 (approximately US $289,000) (the "Debt"). According to the terms of the Agreement, the Company will assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company will pay Baopiao RMB200, 000 as repayment of the Debt and satisfy the remaining Debt of RMB 1,600,000 within 20 days from the execution of the Agreement.

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

Note 2 - Summary of Significant Accounting Policies

a. Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of September 30, 2020 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2020. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2020, and other reports filed with the SEC. Operating results for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2021.

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

e.  Loss per share.

Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2020 and June 30, 2020.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2020 and June 30, 2020, we have no cash equivalents.

h. Equipment.

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years. As of September 30, 2020, there is no property or equipment.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,309,486 and $1,250,258, and net losses of $26,468 and $22,399, respectively, for the three months ended September 30, 2020 and 2019. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of September 30, 2020, the Company prepaid a security deposit of $11,259 (Cnd$15,000) (June 30, 2020 - $11,016) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $8,540 as of September 30, 2020 consists of payment of $735 in legal fees, $5,800 in audit and accounting fees and $1,505 in filing fees. (June 30, 2020 - $15,351).

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of the three months ended September 30, 2020, the CEO of the Company advanced $4,232 (June 30, 2020 - $140) to the Company for operating expenditure.

During the three months ended September 30, 2020, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,812 (Cnd$2,400) (2020 - $1,837) in rent and the debt of $30,624 has been due to the related party (2020 - $23,562).

As of the period ended September 30, 2020, the husband of Mrs. Hong Ba, our CEO, advanced $1,550 (September 30, 2020 - $1,100) to the Company for the operating expenditure.

As of September 30, 2020, the Company has received advances for future share issuance of $185,683 (June 30, 2020 - $149,304) and an advance of $211 (June 30, 2020 - $209) for operating expenditure from a related party who will be an over 10% shareholder of the Company and the Company expensed $13,166 (June 30, 2020 - Nil) in imputed interest on the accumulated amount of advances share issuance.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $616 (Cdn$800).

2020	Cdn $9,600
2021	Cdn $9,600
2022	Cdn $9,600
2023	Cdn $9,600
2024	Cdn $9,600

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For each of the three months ended September 30, 2020 and 2019, the Company recorded a rent expense of $1,812 (Cdn$2,400) and $1,837 (Cdn$2,400), respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of September 30, 2020 and June 30, 2020, 82,489,391 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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

As of September 30, 2020 and June 30, 2020, the Company has received $185,683 and $165,446, respectively, advanced for a future share issuance from a related party, which amounts do not bear interest and are due on demand.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of September 30, 2020 due to lack of business and to reduce operating costs.

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

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and North America. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic ("COVID-19 pandemic"). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the companies on whom our business relies, including hotels and other accommodation providers and airlines, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel-related services. Our results for the quarter ended September 30, 2020 have been significantly and negatively impacted, with a material decline in gross travel bookings and total revenues as compared to the corresponding period in 2019.  We expect to continue to see severely reduced new travel reservation bookings as compared to 2019 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. With the continued spread of COVID-19 in the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended September 30, 2020 and 2019 contained in this Report.

Three Months Ended September 30, 2020 and 2019:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2020	2019
Revenues	$-	$113
Expenses
General and administrative expenses	(11,198)	(11,378)
Imputed interest expenses	(13,166)	-
Foreign currency exchange gain (loss)	(2,104)	(11,134)
Net loss	$(26,468)	$(22,399)

Revenues

We had generated revenue of $Nil from operations during the three months ended September 30, 2020 as compared to $113 for the same period in 2019, a decrease of $113 or 100%. The decrease was mainly due to the decrease in our travel business arrangement income caused by the covid-19 pandemic globally in the quarter ended September 30, 2020.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2020 decreased by $180 or 2%, compared with the same period in 2019.

Net loss

We had net losses of $26,468 and $22,399 for the three months ended September 30, 2020 and 2019, respectively, a decrease of $4,069 or 18%, and had an accumulated deficit of $1,309,487 since the inception of our business as at September 30, 2020. The decrease in net loss is mainly attributable to a decrease of general and administrative expenses and foreign exchange loss, and partially offset by a decrease in sales revenue.

Liquidity and Capital Resources

Our financial condition at the end of September 30, 2020 and June 30, 2020 are summarized as follows:

Working Capital

	September 30, 2020	June 30, 2020
Current Assets	$3,550	$3,546
Current Liabilities	(230,840)	(213,480)
Working Capital	$(227,290)	$(209,934)

Our working capital deficit increased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude increased by some $17,356 due to additional funds advanced for share issuance and due to related parties.

Cash Flows

	September 30, 2020	September 30, 2019
Cash used in operating activities	$(16,772)	$(29,318)
Cash provided by financing activities	16,682	29,693
Cumulative translation adjustment	93	47
Net increase (decrease) in cash	$3	$422

Cash Used in Operating Activities

For the three months ended September 30, 2020, our cash used in operating activities decreased by $12,546 or 43% to $16,772, compared with $29,318 for the three months in the prior year. The increase is mainly due to an increase in foreign exchange loss compared with the three months in the prior year.

Cash Used in Investing Activities

For the three months ended September 30, 2020 and 2019, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the three months ended September 30, 2020, the Company received $16,682 from financing activities in the form of cash advances for future share issuances from a related party compared with $29,693 in the same period in 2019.

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

As of the three months ended September 30, 2020, the CEO of the Company advanced $4,232 (June 30, 2020 - $140) to the Company for operating expenditure.

During the three months ended September 30, 2020, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,812 (Cnd$2,400) (2019 - $1,837) in rent and the debt of $30,623 has been due to the related party (2020 - $23,562).

As of the period ended September 30, 2020, the husband of Mrs. Hong Ba, our CEO, advanced $1,550 (September 30, 2020 - $1,100) to the Company for the operating expenditure.

As of September 30, 2020, the Company has received advances for future share issuance of $185,683 (June 30, 2020 - $149,304) and an advance of $211 (June 30, 2020 - $209) for operating expenditure from a related party who will be an over 10% shareholder of the Company and the Company expensed $13,166 (June 30, 2020 - Nil) in imputed interest on the accumulated amount of advances share issuance.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2020. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2020 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2020, the Company has agreed orally with a creditor that certain advances from the creditor shall be used to pay for shares of common stock of the Company at a future date. The price per share to be paid for such shares shall be the fair market value of the shares. The timing and amount of shares to be issued in such sale have not yet been determined. During the quarter ended September 30, 2020, the aggregate amount of the advances to be used for such share purchases was $16,682, which amount may increase in the future.

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

Date: November 16, 2020