Form 10-Q
period 2020-12-31
W&E Source Corp.
filed 2021-02-16
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020 or

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 130,085,501 shares of common stock issued and outstanding as of February 15, 2021.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of December 31, 2020 and June 30, 2020

	December 31, 2020	June 30, 2020
Assets	(Unaudited)
Current Assets
Cash	$8,543	$3,508
Other receivables	41	38
Total current assets	8,584	3,546

Non-Current Assets
Prepayments/Deposits	11,769	11,016
Total non-current assets	11,769	11,016

TOTAL ASSETS	$20,353	$14,562

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$12,238	$15,351
Advances for share issuance from related party	-	165,446
Advances from related parties and related party payables	551	32,683
Total current liabilities	12,789	213,480

TOTAL LIABILITIES	12,789	213,480

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 130,085,501 and 82,489,391 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	13,009	8,249
Additional paid-in capital	1,217,045	1,059,931
Accumulated deficit	(1,226,623)	(1,283,018)
Accumulated other comprehensive income	4,133	15,920
Total shareholders' deficit	7,564	(198,918)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$20,353	$14,562

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income
For the Three and Six Months Ended December 31, 2020 and 2019
(Unaudited)

	Three Months 2020	Three Months 2019	Six Months 2020	Six Months 2019

Net revenues	$-	$380	$-	$493
Gross profit	-	380	-	493

Operating expenses
General and administrative expenses	(13,770)	(10,970)	(24,968)	(22,348)
Total operating expenses	(13,770)	(10,970)	(24,968)	(22,348)

Operating Loss	(13,770)	(10,590)	(24,968)	(21,855)

Other Income (expense)

Interest expenses	(1,160)	-	(14,326)	-
Gain on debt settlement	90,433	-	90,433	-
Foreign currency exchange gain (loss)	7,360	5,005	5,256	(6,129)
Total other income (expense)	$96,633	5,005	$81,363	$(6,129)

Net income (loss)	82,863	(5,585)	56,395	(27,984)

Other comprehensive income

Cumulative foreign currency translation adjustment	15,521	(3,065)	11,786	(224)

Comprehensive loss	$98,384	(8,650)	$68,181	$(28,208)

Weighted average number of shares outstanding - basic and diluted	91,381,000	82,489,391	86,911,000	82,489,391

Loss per share - basic and diluted	$0.00	($0.00)	$0.00	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2020 and 2019
(Unaudited)

	December 31, 2020	December 31, 2019
Cash Flow from Operating Activities
Net income (loss)	$56,395	$(27,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	-	8,374
Gain on debt settlement	(90,433)

Imputed interest to related party	14,326	-
Change in operating assets and liabilities:
Decrease in prepaid expenses and deposits	(756)	(114)
Decrease in accounts payable and accrued liabilities	(3,113)	(10,500)
Increase in advance for share issuance from related party	26,998	2,921
Net cash provided in (used in) operating activities	3,417	(27,303)

Cash Flows from Financing Activities
Proceeds from related party	13,405	29,815
Net cash provided by financing activities	13,405	29,815

Cumulative translation adjustment	(11,787)	(2,121)

Net increase (decrease) in cash	5,035	391

Cash, beginning of period	3,508	2,508

Cash, end of period	$8,543	$2,899

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$237,981	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

As of December 31, 2020 and Year Ended June 30, 2020

(Unaudited)

				Accumulated		Total
			Additional	other		Shareholders'
		Common Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
		$	$	$	$	$
Opening Balance at June 30, 2019	82,489,391	8,249	1,059,931	11,390	(1,227,859)	(148,289)
Foreign currency translation adjustment	-	-	-	2,841	-	2,841
Net Loss	-	-	-	-	(22,399)	(22,399)
Balance at September 30, 2019 (Unaudited)	82,489,391	8,249	1,059,931	14,231	(1,250,258)	(167,847)
Foreign currency translation adjustment	-	-	-	(3,065)	-	(3,065)
Net Loss	-	-	-	-	(5,585)	(5,585)
Balance at December 31, 2019 (Unaudited)	82,489,391	8,249	1,059,931	11,166	(1,255,843)	(176,497)

Opening Balance at June 30, 2020	82,489,391	8,249	1,059,931	15,920	(1,283,018)	(198,918)
Imputed Interest	-	-	13,091	-	-	13,091
Foreign currency translation adjustment	-	-	-	(3,735)	-	(3,735)
Net Loss	-	-	-	-	(26,468)	(26,468)
Balance at September 30, 2020	82,489,391	8,249	1,073,022	12,185	(1,309,486)	(216,030)
(Unaudited)
Imputed Interest	-	-	1,235	-	-	1,235
Share issuance by debts settlement	47,596,110	4,760	142,788	-	-	147,548
Foreign currency translation adjustment	-	-	-	(8,052)	-	(8,052)
Net income	-	-	-	-	82,863	82,863
Balance at December 31, 2020 (Unaudited)	130,085,501	13,009	1,217,045	4,133	(1,226,623)	7,564

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Interim Consolidated Financial Statements
For the Periods Ended December 31, 2020 and June 30, 2020

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

Note 2 - Summary of Significant Accounting Policies

a. Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of December 31, 2020 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2020. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2020, and other reports filed with the SEC. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2021.

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

e.  Loss per share.

Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2020 and June 30, 2020.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2020 and June 30, 2020, we have no cash equivalents.

h. Equipment.

Equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. The estimated useful lives of our property and equipment are generally three years. As of December 31, 2020, there is no property or equipment.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,226,623 and $1,283,018 for the years ended December 31, 2020 and June 30, 2020 and net income of $56,395 and net losses of $27,984, respectively, for the six months ended December 31, 2020 and 2019. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of December 31, 2020, the Company prepaid a security deposit of $11,769 (Cnd$15,000) (June 30, 2020 - $11,016) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $12,238 as of December 31, 2020 consists of payment of $3,465 in legal fees, $6,950 in audit and accounting fees and $1,323 in filing fees. (June 30, 2020 - $15,351).

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

During the six months ended December 31, 2020, the CEO of the Company advanced $322 (June 30, 2020 - $140) to the Company for operating expenditure.

On December 14, 2020, the CEO of the Company assigned the debt owed to her by the Company to a transferee who entered into a debt cancellation agreement to convert the debt of $10,584 into 2,116,804 common shares of the Company at a price of $0.005 per share.

During the period ended December 31, 2020, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,655 (Cnd$4,800) (2020 - $3,668) in rent and the debt of $33,402 (2020 - $23,562) owed to such company was assigned to a transferee who entered into a debt cancellation agreement to convert the debt into 6,680,448 common shares of the Company at a price of $0.005 per share

As of the period ended December 31, 2020, Li Feng, the husband of Mrs. Hong Ba, our CEO, advanced $1,550 (December 31, 2020 - $1,100) to the Company for operating expenditures. On December 14, 2020, Mr. Li assigned the debt owed to him by the Company to a transferee who entered into a debt cancellation agreement to convert the debt into 310,000 common shares of the Company at a price of $0.005 per share.

As of December 31, 2020, the Company has received advances for future share issuance of $192,444 (June 30, 2020 - $149,304) and an advance of $211 (June 30, 2020 - $209) for operating expenditure from a related party who is an over 10% shareholder of the Company and the Company expensed $14,326 (June 30, 2020 - Nil) in imputed interest on the accumulated amount of advances for future share issuance. On December 14, 2020, such related party assigned the debt owed to him by the Company to a transferee who entered into a debt cancellation agreement to convert the debt into 38,488,858 common shares of the Company at a price of $0.005 per share.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $616 (Cdn$800).

2020  Cdn $9,600

2021  Cdn $9,600

2022  Cdn $9,600

2023    Cdn $9,600

2024   Cdn $9,600

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For each of the six months ended December 31, 2020 and 2019, the Company recorded a rent expense of $3,655 (Cdn$4,800) and $3,668 (Cdn$4,800), respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of December 31, 2020 and June 30, 2020, 130,085,501 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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

On December 14, 2020, the Company entered into Debt Cancellation Agreement (the "Debt Cancellation Agreement") with certain creditors to the Company with a total outstanding aggregate balance of US$237,980.55 (the "Debts"). Pursuant to the Debt Cancellation Agreement the Company agreed to issue an aggregate total of 47,596,110 shares of its common stock, $0.0001 par value per share (the "Shares"), at the conversion rate of US$0.005 per share as full payment for the Debts. Upon issuance and delivery of the Shares, the Debts were fully paid and the Company no longer had any obligations to the creditors under the Debts.

As the filing date of these financial statements, there are 130,085,501 shares issued and outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of December 31, 2020 due to lack of business and to reduce operating costs.

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

On January 17, 2012, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to change its name from News of China, Inc. to W&E Source Corp. In connection the name change, our listing symbol also changed from "NWCH" to "WESC." In addition, the Company also increased its total authorized shares to 500,000,000 to anticipate future financing through the issuance of our equity or convertible debt to finance our business.

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and North America. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic ("COVID-19 pandemic"). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the companies on whom our business relies, including hotels and other accommodation providers and airlines, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel-related services. Our results for the quarter ended December 31, 2020 have been significantly and negatively impacted, with a material decline in gross travel bookings and total revenues as compared to the corresponding period in 2019.  We expect to continue to see severely reduced new travel reservation bookings as compared to 2019 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. With the continued spread of COVID-19 in the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended December 31, 2020 and 2019 contained in this Report.

Six Months Ended December 31, 2020 and 2019:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2020	2019
Revenues	$-	$493
Expenses
General and administrative expenses	(24,968)	(22,348)
Interest expenses	(14,326)	-
Gain on debt settlement	90,433	-
Foreign currency exchange gain (loss)	5,256	(6,129)
Net income (loss)	$56,395	$(27,984)

Revenues

We have generated total revenues of $Nil from operations during the six months ended December 31, 2020 as compared to $493 for the same period in 2019, an decrease of $493 or 100%. The decrease was mainly due to the decrease in our travel business arrangement income caused by the covid-19 pandemic globally in the period ended December 30, 2020.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2020 increased by $2,620 or 10%, compared with the same period in 2019 primarily because of increased operating cost in professional expenses due to share issuance.

Net loss

We had net income of $56,395 and net losses of $27,984 for the six months ended December 31, 2020 and 2019, respectively, an increase of income of $56,395 or 100%, and had an accumulated deficit of $1,226,623 since the inception of our business as at December 31, 2020. The increase in net income is mainly attributable to an increase in gain on debt settlement and an increase in foreign exchange gain although no sales revenue and an increase of general and administrative expenses and imputed interest expenses accrued on advanced share issuance.

Three Months Ended December 31, 2020 and 2019:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2020	2019
Revenues	$-	$380
Expenses
General and administrative expenses	(13,770)	(10,970)
Interest expenses	(1,160)	-
Gain on debt settlement	90,433	-
Foreign currency exchange gain (loss)	7,360	5,005
Net income (loss)	$82,863	$(5,585)

Revenues

We have generated total revenues of $Nil from operations during the three months ended December 31, 2020 as compared to $380 for the same period in 2019, a decrease of $380 or 100%. The decrease was mainly due to the decrease in our travel business arrangement income caused by the covid-19 pandemic globally in the period ended December 30, 2020.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2020 increased by $2,800 or 20%, compared with the same period in 2019 primarily because of increased operating cost in share issuance expenses.

Net loss

We had net income of $82,863 and net losses of $5,585 for the three months ended December 31, 2020 and 2019, respectively, an increase of $82,863 or 100%, and had an accumulated deficit of $1,226,623 since the inception of our business as at December 31, 2020. The increase in net income is mainly attributable to an increase in gain on debt settlement and an increase in foreign exchange gain although no sales revenue and an increase of general and administrative expenses and imputed interest expenses accrued on advanced share issuance.

Liquidity and Capital Resources

Our financial condition at the end of December 31, 2020 and June 30, 2020 are summarized as follows:

Working Capital

	December 31, 2020	June 30, 2020
Current Assets	$8,584	$3,546
Current Liabilities	(12,789)	(213,480)
Working Capital	$(4,205)	$(209,934)

Our working capital deficit decreased from the previous year and current assets were still insufficient to cover liabilities; the deficit magnitude decreased by $205,729 due to debt settlements by share issuance.

Cash Flows

	December 31, 2020	December 31, 2019
Cash provided by (used in) operating activities	$3,417	$(27,303)
Cash provided by financing activities	13,405	29,815
Cumulative translation adjustment	(11,787)	(2,121)
Net increase (decrease) in cash	$5,035	$391

Cash Used in Operating Activities

For the six months ended December 31, 2020, our cash provided by (used in) operating activities decreased by $31,912 or 116% to $3,417, compared with $(27,303) for the six months in the prior year. The decrease is mainly due to debts settlement by share issuance compared with the six months in the prior year.

Cash Used in Investing Activities

For the three months ended December 31, 2020 and 2019, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the six months ended December 31, 2020, the Company received $13,405 from financing activities in the form of cash advances for future share issuances from a related party compared with $29,815 in the same period in 2019.

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

Recent Events

On December 14, 2020, the Company entered into Debt Cancellation Agreement (the "Debt Cancellation Agreement") with each of Maotang Bai, Yongsheng Liang, Qinrong Gao and Shanxi Ai Chen Technology Ltd., who were each creditors to the Company with a total outstanding aggregate balance of US$237,981 (the "Debts"). Pursuant to the Debt Cancellation Agreement the Company agreed to issue an aggregate total of 47,596,110 shares of its common stock, $0.0001 par value per share (the "Shares"), at the conversion rate of US$0.005 per share as full payment for the Debts. Upon issuance and delivery of the Shares, the Debts were fully paid and the Company no longer had any obligations to the creditors under the Debts. The foregoing description of the Debt Cancellation Agreement is qualified in its entirety by reference to the full text of the Debt Cancellation Agreement, which is filed as Exhibit 10.1 to this Quarterly Report, and is incorporated herein by reference.

Transactions with related persons

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of the three and six months ended December 31, 2020, the CEO of the Company advanced $322 (June 30, 2020 - $140) to the Company for operating expenditure.

On December 14, 2020, the CEO of the Company assigned the debt owed to her by the Company to a transferee who entered into a debt cancellation agreement to convert the debt of $10,584 into 2,116,804 common shares of the Company at a price of $0.005 per share.

During the period ended December 31, 2020, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,655 (Cnd$4,800) (2020 - $3,668) in rent and the debt of $33,402 (2020 - $23,562) owed to such company was assigned to a transferee who entered into a debt cancellation agreement to convert the debt into 6,680,448 common shares of the Company at a price of $0.005 per share

As of the period ended December 31, 2020, Li Feng, the husband of Mrs. Hong Ba, our CEO, advanced $1,550 (December 31, 2020 - $1,100) to the Company for operating expenditures. On December 14, 2020, Mr. Li assigned the debt owed to him by the Company to a transferee who entered into a debt cancellation agreement to convert the debt into 310,000 common shares of the Company at a price of $0.005 per share.

As of December 31, 2020, the Company has received advances for future share issuance of $192,444 (June 30, 2020 - $149,304) and an advance of $211 (June 30, 2020 - $209) for operating expenditure from a related party who is an over 10% shareholder of the Company and the Company expensed $14,326 (June 30, 2020 - Nil) in imputed interest on the accumulated amount of advances for future share issuance. On December 14, 2020, such related party assigned the debt owed to him by the Company to a transferee who entered into a debt cancellation agreement to convert the debt into 38,488,858 common shares of the Company at a price of $0.005 per share.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None not previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation
3.2	Certificate of Amendment of Certificate of Incorporation
3.3	By-Laws

(10)	Material Contracts
10.1	Debt Cancellation Agreement between the Company and certain Creditors dated December 14, 2020
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

/s/ Hong Ba
Hong Ba
CEO and CFO
Principal Executive Officer, Principal Financial Officer

Date: February 16, 2021