Form 10-Q/A
period 2020-12-31
W&E Source Corp.
filed 2021-02-16
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended December 31, 2020 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on February 16, 2021, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on February 16, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after February 16, 2021) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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