Form 10-K
period 2021-06-30
W&E Source Corp.
filed 2022-01-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021 or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2020, was $72,701. All executive officers, directors and holders of 5% or more of our outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of January 14, 2022, there were 130,085,501 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI"), Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of June 30, 2021 due to lack of business and to reduce operating costs.

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

Employees

As of June 30, 2021, we have one part time consultant, who is responsible for sales of the various travel products and consulting services we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our customers, partners, suppliers, shareholders and other stakeholders. We cannot be certain of potential effects any such alterations or modifications may have on our business or operating and financial results for the fiscal year ending June 30, 2022.

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

As of June 30, 2021, we had an accumulated deficit of $1,255,841. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Our officers and directors in the aggregate, beneficially own approximately 28.4% of issued and outstanding shares of our common stock. As a result, they may have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Fluctuation of the Renminbi, the currency of the People's Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People's Republic of China's political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2021, the exchange rate between the Renminbi and the United States dollar was approximately 6.4567 Renminbi to every one United States dollar.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We currently lease our only office in Vancouver which covers approximately 400 square feet with an annual lease of CAD$9,600. We subleased out our office in Seattle to a third party effective August 1, 2014. We did not renew our lease for our Beijing office which terminated at the end of 2013.

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

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2021 and 2020 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2021	$0.02	$0.01
March 31, 2021	$0.02	$0.01
December 31, 2020	$0.03	$0.01
September 30, 2020	$0.01	$0.01
June 30, 2020	$0.01	$0.01
March 31, 2020	$0.01	$0.01
December 31, 2019	$0.01	$0.01
September 30, 2019	$0.02	$0.01

Holders of our Common Stock

As of June 30, 2021, there were approximately 61 holders of record of our common stock. As of such date, 130,085,501 shares of common stock were issued and outstanding.

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

As at June 30, 2021, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities and Use of Proceeds

Not applicable.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of June 30, 2021 due to lack of business and to reduce operating costs.

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

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and North America. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic ("COVID-19 pandemic"). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the companies on whom our business relies, including hotels and other accommodation providers and airlines, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel-related services. Our results for the year ended June 30, 2021 have been significantly and negatively impacted, with a material decline in gross travel bookings and total revenues as compared to the corresponding period in 2019-2020.  We expect to continue to see severely reduced new travel reservation bookings as compared to 2019-2020 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows.  Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. With the continued spread of COVID-19 in the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2021 and 2020.

Years Ended June 30, 2021 and 2020:

	June 30, 2021	June 30, 2020
Revenues	$-	$784
Cost of revenues	-	-
Expenses
General and administrative expenses	(55,028)	(51,286)

Interest expense	(14,386)	-
Gain on debt settlement	90,433	-
Foreign currency exchange gain (loss)	6,158	(4,657)
Net income (loss)	$27,177	$(55,159)

Revenues

We have generated total revenues of $Nil from operations during the year ended June 30, 2021 as compared to $784 for the same period in 2020, a decrease of $784 or 100%. The decrease was mainly due to the decrease in our travel business arrangement income caused by the COVID-19 pandemic globally in the year ended June 30, 2021.

Expenses

General and administrative expenses for the year ended June 30, 2021 was $55,028 and increased from $51,286, or 7%, compared with the year ended June 30, 2020. The increase in expenses during the current year was mainly due to an increase in legal, accounting and filing fees due to the share issuance for the debt settlement.

Net income (loss)

We had net income of $27,177 and net losses of $55,159 for the years ended June 30, 2021 and 2020, respectively, and had an accumulated deficit of $1,255,841 since the inception of our business through June 30, 2021. The increase in the net income is mainly due to the gain on debt settlement.

Liquidity and Capital Resources

Our financial condition for the years ended June 30, 2021 and 2020 are summarized as follows:

Working Capital

	June 30, 2021	June 30, 2020
Current Assets	$2,290	$3,546
Current Liabilities	(36,581)	(213,480)
Working Capital	$(34,291)	$(209,934)

Our working capital deficiency for the year ended June 30, 2021 was significantly decreased by $175,643 compared with 2020 mainly due to a decrease in accrued liabilities due to the elimination of the debt for funds advanced for share issuance.

Cash Flows

	June 30, 2021	June 30, 2020
Cash used in operating activities	$(33,698)	$(49,459)
Cash used in investing activities	-	-
Cash provided by financing activities	32,153	49,744
Cumulative translation adjustment	285	715
Net decrease in cash	$(1,260)	$1,000

Cash Used in Operating Activities

For the year ended June 30, 2021, our cash used in operating activities decreased by $15,761 compared with the previous year. The decrease is mainly due to the debt settlement by share issuance during the year ended June 30, 2021 compared with the prior year.

Cash Used in Investing Activities

For the year ended June 30, 2021, no cash was used in investing activities.

Cash Provided by Financing Activities

For the year ended June 30, 2021, the Company received $32,153 proceeds from related parties, as compared with $49,744 in the previous year.

Cash Requirements

Over the next 12-months ending June 30, 2022, we anticipate that we will incur the following operating expenses:

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

In addition to the issues set out above regarding our ability to raise capital, global economies are currently undergoing a period of economic uncertainty related to the COVID-19 pandemic and the tightening of credit markets worldwide. This has resulted in numerous adverse effects, including unprecedented volatility in financial markets and stock prices, slower economic activity, decreased consumer confidence, increased commodity prices, reduced corporate profits and capital spending, increased unemployment, liquidity concerns and volatile and increasing energy prices. We anticipate that the current economic conditions and the credit shortage will adversely impact our ability to raise financing. In addition, if the future economic environment continues to be less favorable than it has been in recent years, we may experience difficulty in completing our current business plan.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2021. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2021 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

			Date First Elected or
Name	Position Held with our Company	Age	Appointed
Hong Ba	Chief Executive Officer, Chief Financial Officer, and Director	54	August 1, 2011 September 1, 2011
Junjun Wu	Director	50	September 1, 2011

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

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2021. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission. Based solely on our review of such filings or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2021, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that no Form 3 was filed by Shanxi Ai Chen Technology Ltd.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2021; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2021 and 2020, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hong Ba CEO, CFO and Director	2021 2020	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2021, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2021, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our director for our year ended June 30, 2021, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2021.

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

Aggregated Options Exercised in the Year Ended June 30, 2021 and Year End Option Values

As at June 30, 2021, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year ended June 30, 2021 therefore no options were re-priced.

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

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Officers and Directors
common stock	Hong Ba Unit 2702, Sanlitun SOHO Building 2, No. 8, Gongtibeilu Chaoyang District, Beijing China 100027	22,000,000 Direct	16.9%

common stock	Junjun Wu 1-97 Hongqi North Street Xiaowang Village, Wanbailin District Taiyuan Shanxi PRC 030024	15,000,000 Direct	11.5%
	Directors and Officers as a Group (2 persons)	37,000,000 Direct	28.4%
5% Beneficial Owner
common stock	Shuzhen Lin #6-6-202 Juifeng Rd. 39 Jiancaoping Zone Taiyuan, Shanxi China	12,975,800 Direct	10.0%

common stock	Shanxi Ai Chen Technology Ltd. #515 - Building A, High-tech International, No. 227 Changzhi Road, Zonggai District, Taiyuan, Shanxi Province, China	21,385,001 Direct	16.4%

common stock	Youzhe Li 2020-91111 Beckwith Road, Richmond BC V6X 1V7	14,338,364 Direct	11.0%

common stock	Maotang Bai #602 - Unit 4, No.4 Building, Minhangsushe, Tiyulu, Xiaolin District, Taiyuan, Shanxi Province, China	9,671,391 Direct	7.4%

common stock	Yongsheng Liang #302 - Unit 4, No.35 Building, Jichangsushe, No.199 Taiyu Road, Taiyuan, Shanxi Province, China	9,573,038 Direct	7.4%

common stock	Qinrong Gao 15 Floor, Huanneng Technology Plaza, Chuangye Street, Changzhi Road, Xiaodian District, Taiyuan, Shanxi Province, China	6,966,680 Direct	5.4%

Security ownership of certain beneficial owners

Percentage of ownership is based on 130,085,501 shares of common stock issued and outstanding as of January 14, 2022. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

As of June 30, 2021, there was $12,020 (June 30, 2020 - $32,683) due to related parties in total.

During the year ended June 30, 2021, on December 14, 2020, the CEO of the Company assigned the debt owed to her by the Company to a transferee who entered into a debt cancellation agreement to convert the debt of $10,584 into 2,116,804 common shares of the Company at a price of $0.005 per share.

During the year ended June 30, 2021, the CEO of the Company advanced $7,048 (June 30, 2020 - $2,729) to the Company for operating expenditure.

For the year ended June 30, 2021, on December 14, 2020, the debt of $33,402 (2020 - $28,201) owed to a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO was assigned to a transferee who entered into a debt cancellation agreement to convert the debt into 6,680,448 common shares of the Company at a price of $0.005 per share.

During the year ended June 30, 2021, a company owned by Feng Li charged the Company $7,498 (CAD$9,600) (June 30, 2020 - $7,140 (CAD$9,600)) in rent. As of June 30, 2021, the debt of $3,850 (June 30, 2020 - $27,392) has been due to the related party.

For the year ended June 30, 2021, Li Feng, the husband of Mrs. Hong Ba, our CEO, advanced $900 (June 30, 2020 - $1,550) to the Company for operating expenditures.

As of June 30, 2021, the Company has received advances for future share issuance of $192,444 (June 30, 2020 - $165,446) and an advance of $222 (June 30, 2020 - $203) for operating expenditure from a related party who is an over 10% shareholder of the Company and the Company expensed $14,326 (June 30, 2020 - Nil) in imputed interest on the accumulated amount of advances for future share issuance. On December 14, 2020, such related party assigned the debt owed to him by the Company to a transferee who entered into a debt cancellation agreement to convert the debt into 38,488,858 common shares of the Company at a price of $0.005 per share. All advances for future share issuance were issued common shares of the Company and no outstanding as of June 30, 2021.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2021 and 2020:

Services	2021	2020
Audit fees	$31,250	$22,100
Tax fees	500	1,500
All other fees	-	-
Total fees	$31,750	$23,600

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2021 and 2020 in connection with statutory and regulatory filings or engagements.

Tax Fees

Consisted of fees billed for professional services rendered by the principal accountant for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2021 and 2020

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended June 30, 2021 and 2020

Consolidated Statements of Changes in Shareholders' (Deficit) as of June 30, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended June 30, 2021 and 2020

Notes to Consolidated Financial Statements

(3) The following Exhibits are filed as part of this report on Form 10-K:

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarterly Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(4)	Description of Registrant's Securities
4.1	Description of Common Stock (incorporated by reference to an exhibit to the Annual Report on Form 10-K filed on September 27, 2019)
(10)	Material Contracts
10.1	Debt Cancellation Agreement between the certain Creditors dated December 14, 2020 (attached as an exhibit to our Current Report on Form 8-K filed December 18, 2020)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)

(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (attached as an exhibit to our annual report on Form 10-K filed on October 11, 2012)
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*filed herewith

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W&E SOURCE CORP.

By: /s/ Hong Ba
Hong Ba
CEO, CFO
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: January 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director, CEO, CFO Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: January 14, 2022

/s/ Junjun Wu
Junjun Wu
Director
Date: January 14, 2022

W&E Source Corp.

Financial Statements

As of and for the years ended June 30, 2021 and 2020

To the Shareholders and Board of Directors,

W&E Source Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of W&E Source Corp. (the "Company") as of June 30, 2021 and 2020, the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ TAAD LLP

We have served as the Company's auditor since 2016

Diamond Bar, California

January 14, 2022

W&E Source Corp.

(Formerly News of China Inc.)

Consolidated Balance Sheets

As of June 30, 2021 and 2020

(Audited)

	June 30, 2021	June 30, 2020

Assets
Current Assets
Cash	$2,248	$3,508
Other Receivables	42	38
Total current assets	2,290	3,546

Non-Current Assets
Prepayments/Deposits	12,030	11,016
Total non-current assets	12,030	11,016

TOTAL ASSETS	$14,320	$14,562

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$24,561	$15,351
Advanced for share issuance from related party	-	165,446
Advances from related parties and related party payables	12,020	32,683
Total current liabilities	36,581	213,480

TOTAL LIABILITIES	36,581	213,480

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 130,085,501 and 82,489,391 shares issued and outstanding as of June 30, 2021 and 2020, respectively	13,009	8,249
Additional paid-in capital	1,217,106	1,059,931
Accumulated deficit	(1,255,841)	(1,283,018)
Accumulated other comprehensive income	3,465	15,920
Total shareholders' deficit	(22,261)	(198,918)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,320	$14,562

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.

(Formerly News of China Inc.)

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended June 30, 2021 and 2020

(Audited)

	June 30, 2021	June 30, 2020

Revenues	$-	$784
Cost of revenues	-	-

Gross profit	-	784

Operating expenses

General and administrative expenses	55,028	51,286

Total operating expenses	55,028	51,286

Operating Loss	(55,028)	(50,502)

Other income (expense)

Interest expense	(14,386)	-
Gain on debt settlement	90,433	-
Foreign currency exchange gain (loss)	6,158	(4,657)
Total other income (expense)	82,205	(4,657)

Net income (loss)	27,177	(55,159)

Other comprehensive income (loss):

Cumulative foreign currency translation adjustment	12,456	6,276

Comprehensive income (loss)	$39,633	$(48,883)

Weighted average number of shares outstanding - basic and diluted	108,379,583	82,489,391

Income (loss) per share - basic and diluted	$0.00	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.

(Formerly News of China, Inc.)

Consolidated Statements of Changes in Shareholders' (Deficit)

As of June 30, 2021 and 2020

(Audited)

				Accumulated		Total
		Common	Additional	other		Shareholders'
		Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance at June 30, 2019	82,489,391	8,249	1,059,931	11,390	(1,227,859)	(148,289)
Foreign currency translation adjustment	-	-	-	2,841	-	2,841
Net Loss	-	-	-	-	(22,399)	(22,399)
Balance at September 30, 2019	82,489,391	8,249	1,059,931	14,231	(1,250,258)	(167,847)
Foreign currency translation adjustment	-	-	-	(3,065)	-	(3,065)
Net Loss	-	-	-	-	(5,585)	(5,585)
Balance at December 31, 2019	82,489,391	8,249	1,059,931	11,166	(1,255,843)	(176,497)
Foreign currency translation adjustment	-	-	-	8,300	-	8,300
Net Loss	-	-	-	-	(17,748)	(17,748)
Balance at March 31, 2020	82,489,391	8,249	1,059,931	19,466	(1,273,591)	(185,945)
Foreign currency translation adjustment	-	-	-	(3,546)	-	(3,546)
Net Loss	-	-	-	-	(9,427)	(9,427)
Balance at June 30, 2020	82,489,391	8,249	1,059,931	15,920	(1,283,018)	(198,918)
Imputed interest	-	-	13,091	-	-	13,091
Foreign currency translation adjustment	-	-	-	(3,735)	-	(3,735)
Net Loss	-	-	-	-	(26,468)	(26,468)
Balance at September 30, 2020	82,489,391	8,249	1,073,022	12,185	(1,309,486)	(216,030)
Imputed interest	-	-	1,235	-	-	1,235
Share issuance by debts settlement	47,596,110	4,760	142,788	-	-	147,548
Foreign currency translation adjustment	-	-	-	(8,052)	-	(8,052)
Net Loss	-	-	-	-	82,863	82,863
Balance at December 31, 2020	130,085,501	13,009	1,217,045	4,133	(1,226,623)	7,564
Foreign currency translation adjustment	-	-	-	805	-	805
Net Loss	-	-	-	-	(12,173)	(12,173)
Balance at March 31, 2021	130,085,501	13,009	1,217,045	4,938	(1,238,796)	(3,804)
Imputed interest	-	-	61	-	-	61
Foreign currency translation adjustment	-	-	-	(1,473)	-	(1,473)
Net Loss	-	-	-	-	(17,045)	(17,045)
Balance at June 30, 2021	130,085,501	13,009	1,217,045	3,465	(1,255,841)	(22,261)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.

(Formerly News of China, Inc.)

Consolidated Statements of Cash Flows

For the Years Ended June 30, 2021 and 2020

(Audited)

	June 30, 2021	June 30, 2020
Cash Flow from Operating Activities
Net income (loss)	$27,177	$(55,159)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign currency exchange gain (loss)	7,600	(1,159)
Gain on debt settlement	(90,433)	-
Imputed interest to related party	14,386	-
Change in operating assets and liabilities:
(Increase) decrease in other receivable	-	(818)
Increase (decrease) in accounts payable and accrued liabilities	8,109	(3,601)
Increase (decrease) in related party payable	(537)	11,278
Net cash used in operating activities	(33,698)	(49,459)

Cash Flows from Financing Activities

Proceeds from related parties	32,153	49,744
Net cash provided by financing activities	32,153	49,744

Cumulative translation adjustment	285	715

Net increase (decrease) in cash for the year	(1,260)	1,000
Beginning of period	3,508	2,508
End of period	$2,248	$3,508

Supplemental cash flows information
Interest paid	-	-
Income tax paid	-	-
Non cash investing and financing activities
Share issuance for the debt settlement	237,981	-

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2021 and 2020

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

b. Foreign currency translation. ATCI's and ATBI's functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders' equity. As at June 30, 2021, the foreign exchange rate were adopted:

	RMB to USD	CAD to USD
Spots rate:	0.1548	0.8020
Average rate:	0.1516	0.7810

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

e. Loss per share. Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2021 and 2020.

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

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2021 and 2020, we have no cash equivalents.

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

There would be no impact of the adoption of this guidance on its consolidated financial statements for the year ended as of June 30, 2021.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has evaluated the impact of adoption of Topic 842 on the Company's consolidated financial position and results of operations as stated above. There would be no impact of the adoption of this guidance on its consolidated financial statements for the year ended as of June 30, 2021.

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

There would be no impact of the adoption of this guidance on its consolidated financial statements for the year ended as of June 30, 2021.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,255,841and $1,283,018, and net income of $27,177 and net loss of $55,159, respectively, for the fiscal years ended June 30, 2021 and 2020. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of June 30, 2021, the Company prepaid a security deposit of $12,030 (CAD$15,000) (June 30, 2020 - $11,016 (CAD$15,000)) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $24,561 as of June 30, 2021 consists of payment of $2,450 in legal fees, $20,000 in audit and accounting fees and $2,111 in filing fees.

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of June 30, 2021, there was $12,020 (June 30, 2020 - $32,683) due to related parties in total.

During the year ended June 30, 2021, on December 14, 2020, the CEO of the Company assigned the debt owed to her by the Company to a transferee who entered into a debt cancellation agreement to convert the debt of $10,584 into 2,116,804 common shares of the Company at a price of $0.005 per share.

During the year ended June 30, 2021, the CEO of the Company advanced $7,048 (June 30, 2020 - $2,729) to the Company for operating expenditure.

For the year ended June 30, 2021, on December 14, 2020, the debt of $33,402 (2020 - $28,201) owed to a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO was assigned to a transferee who entered into a debt cancellation agreement to convert the debt into 6,680,448 common shares of the Company at a price of $0.005 per share.

During the year ended June 30, 2021, a company owned by Feng Li charged the Company $7,498 (Cnd$9,600) (2020 - $7,140) in rent. As of June 30, 2021, the debt of $3,850 (2020 - $27,392) has been due to the related party.

During the year ended June 30, 2021, on December 14, 2020, Mr. Li assigned the debt owed to him by the Company to a transferee who entered into a debt cancellation agreement to convert the debt into 310,000 common shares of the Company at a price of $0.005 per share.

For the year ended June 30, 2021, Li Feng, the husband of Mrs. Hong Ba, our CEO, advanced $900 (June 30, 2020 - $1,550) to the Company for operating expenditures.

As of June 30, 2021, the Company has received advances for future share issuance of $192,444 (June 30, 2020 - $165,446) and an advance of $222 (June 30, 2020 - $203) for operating expenditure from a related party who is an over 10% shareholder of the Company and the Company expensed $14,326 (June 30, 2020 - Nil) in imputed interest on the accumulated amount of advances for future share issuance. On December 14, 2020, such related party assigned the debt owed to him by the Company to a transferee who entered into a debt cancellation agreement to convert the debt into 38,488,858 common shares of the Company at a price of $0.005 per share. All advances for future share issuance were issued common shares of the Company and no outstanding as of June 30, 2021.

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2021	June 30, 2020

United States of America	$28,735	$(43,318)
Canada	(5,988)	(10,438)
People's Republic of China	4,430	(1,403)
Loss before income taxes	$27,177	$(55,159)

The components of deferred taxes assets at June 30:

		2021	2020

USA net operating income		$(6,034)	$9,097
Canada net operating losses		898	1,406
PRC net operating losses		(1,108)	-
Deferred tax assets, net		(6,244)	10,503
Less: valuation allowance		6,244	(10,503)
Deferred tax assets, net	$		$-

As of June 30, 2021, the Company has an accumulated deficit of $1,255,841 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2021 and 2020, there were no tax penalties or interest.

Note 8 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $616 (CAD$800).

2021	CAD $9,600
2022	CAD$9,600
2023	CAD $9,600
2024	CAD $9,600
2025	CAD $9,600

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For each of the year ended June 30, 2021 and 2020, the Company recorded a rent expense of $7,498 (CAD$9,600) and $7,140 (CAD$9,600), respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2021 and June 30, 2020, 130,085,501 and 82,489,391 shares of common stock were issued and outstanding, respectively.

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