Form 10-Q
period 2021-09-30
W&E Source Corp.
filed 2022-01-18
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021  or

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 130,085,501 shares of common stock issued and outstanding as of January 18, 2022.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of September 30, 2021 and June 30, 2021

	September 30, 2021	June 30, 2021
Assets	(Unaudited)
Current Assets
Cash	$2,216	$2,248
Other receivables	41	42
Total current assets	2,257	2,290

Non-Current Assets
Prepayments/Deposits	11,762	12,030
Total non-current assets	11,762	12,030

TOTAL ASSETS	$14,019	$14,320

Liabilities and Shareholders' Equity (Deficit)
Current liabilities
Accounts payable and accrued liabilities	$32,287	$24,561

Advances from related parties and related party payables	13,698	12,020
Total current liabilities	45,985	36,581

TOTAL LIABILITIES	45,985	36,581

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 130,085,501 and 130,085,501 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	13,009	13,009
Additional paid-in capital	1,217,144	1,217,106
Accumulated deficit	(1,267,906)	(1,255,841)
Accumulated other comprehensive income	5,787	3,465
Total shareholders' deficit	(31,966)	(22,261)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,019	$14,320

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Loss and Comprehensive Loss
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)

	September 30, 2021	September 30, 2020

Operating expenses
General and administrative expenses	(9,631)	(11,198)
Total operating expenses	(9,631)	(11,198)

Operating Loss	(9,631)	(11,198)

Other Income (expense)

Interest expenses	(38)	(13,166)
Foreign currency exchange (loss)	(2,396)	(2,104)
Total other income (expense)	$(2,434)	$(15,270)

Net loss	(12,065)	(26,468)

Other comprehensive income
Cumulative foreign currency translation adjustment	2,322	(3,735)
Comprehensive loss	$(9,743)	$(30,203)

Weighted average number of shares outstanding - basic and diluted	130,085,501	82,489,391
Loss per share - basic and diluted	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2021 and 2020
(Unaudited)

	September 30, 2021	September 30, 2020
Cash Flow from Operating Activities
Net loss	$(12,065)	$(26,468)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange loss	-	34
Imputed interest	38	13,166
Change in operating assets and liabilities:

Increase (decrease) in accounts payable and accrued liabilities	7,725	(6,812)
Increase in due to related party	1,906	3,308
Net cash used in operating activities	(2,396)	(16,772)

Cash Flows from Financing Activities
Advances for future share issuance from related party	-	16,682
Net cash provided by financing activities	-	16,682

Cumulative translation adjustment	2,364	93

Net increase (decrease) in cash	(32)	3
Cash, beginning of period	2,248	3,508
Cash, end of period	$2,216	$3,511

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-
Non cash investing and financing activities
Share issuance for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of September 30, 2021 and Year Ended June 30, 2021
(Unaudited)

				Accumulated		Total
			Additional	other		Shareholders'
		Common Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
		$	$	$	$	$
Balance at June 30, 2020	82,489,391	8,249	1,059,931	15,920	(1,283,018)	(198,918)
Imputed Interest	-	-	13,091	-	-	13,091
Foreign currency translation adjustment	-	-	-	(3,735)	-	(3,735)
Net Loss	-	-	-	-	(26,468)	(26,468)
Balance at September 30, 2020	82,489,391	8,249	1,073,022	12,185	(1,309,486)	(216,030)
(Unaudited)

Balance at June 30, 2021	130,085,501	13,009	1,217,106	3,465	(1,255,841)	(22,261)
Imputed Interest	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	2,322	-	2,322
Net Loss	-	-	-	-	(12,065)	(12,065)
Balance at September 30, 2021 (Unaudited)	130,085,501	13,009	1,217,144	5,787	(1,267,906)	(31,966)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp.

(Formerly News of China, Inc.)

Notes to Interim Consolidated Financial Statements

For the Periods Ended September 30, 2021 and June 30, 2021

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

The Company will pay for the aggregate purchase price of RMB 2,550,000 for the Shares in cash and by assuming the Seller's debt to Baopiao in the amount of RMB1,800,000 (approximately US $289,000) (the "Debt"). According to the terms of the Agreement, the Company will assume the Debt upon execution of the Agreement and pay the Seller the remaining RMB750,000 of the purchase price within 20 days from the execution of the Agreement. Also at execution, the Company will pay Baopiao RMB200,000 as repayment of the Debt and satisfy the remaining Debt of RMB 1,600,000 within 20 days from the execution of the Agreement.

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

The Share Purchase Agreement with Mr. Wu Hao was not completed in January 2013 and both the Company and Mr. Wu Hao agreed to terminate the agreement entered on December 15, 2012.

Note 2 - Summary of Significant Accounting Policies

a.      Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of September 30, 2021 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021, and other reports filed with the SEC. Operating results for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2022.

b.      Foreign currency translation.

ATCI's and ATBI's functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders' equity. The foreign exchange rates were adopted as of September 30, 2021:

	RMB to USD	CAD to USD

Spots rate:	0.1546	0.7841
Average rate:	0.1546	0.7942

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

e.  Loss per share.

Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at September 30, 2021 and June 30, 2021.

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

g.    Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2021 and June 30, 2021, we have no cash equivalents.

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

Recently Issued Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, to clarify on how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has evaluated the impact of adoption of Topic 842 on the Company's consolidated financial position and results of operations as stated above. There would be no impact of the adoption of this guidance on its consolidated financial statements for the period ended as of September 30, 2021.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, "Simplifying the Accounting for Income Taxes". The pronouncement simplifies the accounting for income taxes by removing certain exceptions to the general principles in ASC Topic 740, "Income Taxes". The pronouncement also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 will be effective for us beginning in the first quarter of fiscal 2021, with early adoption permitted. We are still evaluating the impact this guidance will have on our consolidated financial statements

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,267,906 and $1,255,841 as of September 30, 2021 and June 30, 2021, and net losses of $12,065 and $26,468, respectively, for the three months ended September 30, 2021 and 2020. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of September 30, 2021, the Company prepaid a security deposit of $11,762 (CAD$15,000) (June 30, 2021 - $12,030 (CAD$15,000)) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $32,287 as of September 30, 2021, consists of payment of $2,625 in legal fees, $27,400 in audit and accounting fees and $2,262 in filing fees. (June 30, 2021 - $24,561).

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of September 30, 2021, there was $13,698 (June 30, 2021 - $12,020) due to related parties in total.

As of the three months ended September 30, 2021, the CEO of the Company advanced $6,930 (June 30, 2021 - $7,048) to the Company for operating expenditure.

During the three months ended September 30, 2021, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,906 (CAD$2,400) (September 30, 2020 - $1,812) in rent and the debt of $5,646 has been due to the related party (June 30, 2021 - $3,850).

As of the period ended September 30, 2021, the husband of Mrs. Hong Ba, our CEO, advanced $900 (June 30, 2021 - $900) to the Company for the operating expenditure.

As of September 30, 2021, the Company has received an advance of $222 (June 30, 2021 - $222) for operating expenditure from a related party who is an over 10% shareholder of the Company.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $635 (CAD$800).

2021	CAD $9,600
2022	CAD $9,600
2023	CAD $9,600
2024	CAD $9,600
2025	CAD $9,600

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For each of the three months ended September 30, 2021 and 2020, the Company recorded a rent expense of $1,906 (CAD$2,400) and $1,812 (CAD$2,400), respectively.

Note 8 - Common Stock

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
We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of September 30, 2021 due to lack of business and to reduce operating costs.
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
COVID-19
In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and North America. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic ("COVID-19 pandemic"). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the companies on whom our business relies, including hotels and other accommodation providers and airlines, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel-related services. Our results for the quarter ended September 30, 2021 have been significantly and negatively impacted, with a material decline in gross travel bookings and total revenues as compared to the corresponding period in 2020.  We expect to continue to see severely reduced new travel reservation bookings as compared to 2020 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. With the continued spread of COVID-19 in the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Results of Operations
The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended September 30, 2021 and 2020 contained in this Report.
Three Months Ended September 30, 2021 and 2020:
	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2021	2020
Expenses
General and administrative expenses	(9,631)	(11,198)
Imputed interest expenses	(38)	(13,166)
Foreign currency exchange gain (loss)	(2,396)	(2,104)
Net loss	$(12,065)	$(26,468)
Revenues
We had no revenue for the three months ended September 30, 2021 and 2020, mainly due to the decrease in our travel business arrangement income caused by the covid-19 pandemic globally.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2021 decreased by $1,567 or 14%, compared with the same period in 2020. The decrease was mainly due to a decrease in legal fees and filing fees.
Net loss
We had net losses of $12,065 and $26,468 for the three months ended September 30, 2021 and 2020, respectively, a decrease of $14,403 or 54%, and had an accumulated deficit of $1,267,906 since the inception of our business as at September 30, 2021. The decrease in net loss is mainly attributable to a decrease of general and administrative expenses and the imputed interest expense incurred in connection with the advance share issuance during the quarter ended September 30, 2020.

Liquidity and Capital Resources
Our financial condition at the end of September 30, 2021 and June 30, 2021 are summarized as follows:
Working Capital
	September 30, 2021	June 30, 2021
Current Assets	$2,257	$2,290
Current Liabilities	(45,985)	(36,581)
Working Capital	$(43,728)	$(34,291)
Our working capital deficit increased from the previous year-end and current assets were still insufficient to cover liabilities; the deficit magnitude increased by $9,439 due to an increase in accounts payable and accrued liabilities.
Cash Flows
	September 30, 2021	September 30, 2020
Cash used in operating activities	$(2,396)	$(16,772)
Cash provided by financing activities	-	16,682
Cumulative translation adjustment	2,364	93
Net increase (decrease) in cash	$(32)	$3
Cash Used in Operating Activities
For the three months ended September 30, 2021, our cash used in operating activities decreased by $14,376 or 86% to $2,396, compared with $16,772 for the three months in the prior year. The decrease is mainly due to a decrease in net loss.
Cash Used in Investing Activities
For the three months ended September 30, 2021 and 2020, we have no cash investing activities as compared from the same period last year.
Cash Provided by Financing Activities
For the three months ended September 30, 2021, the Company advanced $1,906 for a rent expense compared with in the same period in 2020, in which the Company received $16,682 from financing activities in the form of cash advances for future share issuances from a related party.
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
As of September 30, 2021, there was $13,698 (June 30, 2021 - $12,020) due to related parties in total.
As of the three months ended September 30, 2021, the CEO of the Company advanced $6,930 (June 30, 2021 - $7,048) to the Company for operating expenditure.
During the three months ended September 30, 2021, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,812 (CAD$2,400) (September 30, 2020 - $1,842) in rent and the debt of $5,646 has been due to the related party (June 30, 2021 - $3,850).
As of the period ended September 30, 2021, the husband of Mrs. Hong Ba, our CEO, advanced $900 (June 30, 2021 - $900) to the Company for the operating expenditure.
As of September 30, 2021, the Company has received an advance of $222 (June 30, 2021 - $222) for operating expenditure from a related party who is an over 10% shareholder of the Company.
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
As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended June 30, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2021. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations.  The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2021 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements.  If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarter Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)

(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
W&E Source Corp.
/s/ Hong Ba
Hong Ba
CEO and CFO
Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer

Date: January 18, 2022