Form 10-Q
period 2021-12-31
W&E Source Corp.
filed 2022-02-25
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021  or

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
Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes [X] No [   ]

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 130,085,501 shares of common stock issued and outstanding as of February 25, 2022.

PART I-FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Interim Consolidated Balance Sheets
As of December 31, 2021 and June 30, 2021

	December 31, 2021	June 30, 2021
Assets	(Unaudited)
Current Assets
Cash	$2,245	$2,248
Other receivables	41	42
Total current assets	2,286	2,290

Non-Current Assets
Prepayments/Deposits	11,740	12,030
Total non-current assets	11,740	12,030

TOTAL ASSETS	$14,026	$14,320

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$38,003	$24,561
Advances from related parties and related party payables	18,992	12,020
Total current liabilities	56,995	36,581

TOTAL LIABILITIES	56,995	36,581

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 130,085,501 and 130,085,501 shares issued and outstanding as of December 31, 2021 and June 30, 2021, respectively	13,009	13,009
Additional paid-in capital	1,217,214	1,217,106
Accumulated deficit	(1,278,451)	(1,255,841)
Accumulated other comprehensive income	5,259	3,465
Total shareholders' deficit	(42,969)	(22,261)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,026	$14,320

The accompanying notes are an integral part of these condensed interim unaudited consolidated financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
For the Three and Six Months Ended December 31, 2021 and 2020
(Unaudited)

	Three Months 2021	Three Months 2020	Six Months 2021	Six Months 2020

Net revenues	$-	$-	$-	$-
Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	(11,031)	(13,770)	(20,662)	(24,968)
Total operating expenses	(11,031)	(13,770)	(20,662)	(24,968)

Operating Loss	(11,031)	(13,770)	(20,662)	(24,968)

Other Income (expense)

Interest expenses	(70)	(1,160)	(108)	(14,326)
Gain on debt settlement	-	90,433	-	90,433
Foreign currency exchange gain (loss)	556	7,360	(1,840)	5,256
Total other income (expense)	$486	96,633	$(1,948)	$81,363

Net income (loss)	(10,545)	82,863	(22,610)	56,395

Other comprehensive income

Cumulative foreign currency translation adjustment	(2,849)	15,521	(527)	11,786

Comprehensive loss	$(13,394)	98,384	$(23,137)	$68,181

Weighted average number of shares outstanding - basic and diluted	130,085,501	91,381,000	130,085,501	86,911,000

Loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of these condensed interim unaudited consolidated financial statements.

W&E Source Corp. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows
For the Six Months Ended December 31, 2021 and 2020
(Unaudited)

	December 31, 2021	December 31, 2020
Cash Flow from Operating Activities
Net loss	$(22,610)	$56,395
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt settlement	-	(90,433)
Imputed interest	108	14,326

Change in operating assets and liabilities:

Increase (decrease) in prepaid and deposit	535	(756)
Increase (decrease) in accounts payable and accrued liabilities	13,440	(3,113)
Increase in advance for share issuance from related party	-	26,998
Net cash provided by (used in) operating activities	(8,527)	3,417

Cash Flows from Financing Activities
Proceeds from related party	7,232	13,405
Net cash provided by financing activities	7,232	13,405

Cumulative translation adjustment	1,292	(11,787)

Net increase (decrease) in cash	(3)	5,035

Cash, beginning of period	2,248	3,508

Cash, end of period	$2,245	$8,543

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$237,981

The accompanying notes are an integral part of these condensed interim unaudited consolidated financial statements.

W&E Source Corp. and Subsidiaries

Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficit
As of December 31, 2021 and Year Ended June 30, 2021
(Unaudited)

				Accumulated		Total
		Common	Additional	other		Shareholders'
		Stock	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
		$	$	$	$	$
Balance at June 30, 2020	82,489,391	8,249	1,059,931	15,920	(1,283,018)	(198,918)
Imputed Interest	-	-	13,091	-	-	13,091
Foreign currency translation adjustment	-	-	-	(3,735)	-	(3,735)
Net Loss	-	-	-	-	(26,468)	(26,468)
Balance at September 30, 2020 (Unaudited)	82,489,391	8,249	1,073,022	12,185	(1,309,486)	(216,030)
Imputed Interest	-	-	1,235	-	-	1,235
Share issuance by debts settlement	47,596,110	4,760	142,788	-	-	147,548
Foreign currency translation adjustment	-	-	-	(8,052)	-	(8,052)
Net Income	-	-	-	-	82,863	82,863
Balance at December 31, 2020	130,085,501	13,009	1,217,045	4,133	(1,226,623)	7,564
(Unaudited)

Balance at June 30, 2021	130,085,501	13,009	1,217,106	3,465	(1,255,841)	(22,261)
Imputed Interest	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	2,322	-	2,322
Net Loss	-	-	-	-	(12,065)	(12,065)
Balance at September 30, 2021(Unaudited)	130,085,501	13,009	1,217,144	5,787	(1,267,906)	(31,966)
Imputed Interest	-	-	70	-	-	70
Foreign currency translation adjustment	-	-	-	(528)	-	(528)
Net Loss	-	-	-		(10,545)	(10,545)
Balance at December 31, 2021 (Unaudited)	130,085,501	13,009	1,217,214	5,259	(1,278,451)	(42,969)

The accompanying notes are an integral part of these condensed interim unaudited consolidated financial statements.

W&E Source Corp.

(Formerly News of China, Inc.)

Notes to Unaudited Condensed Interim Consolidated Financial Statements

For the Periods Ended December 31, 2021 and June 30, 2021

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

Note 2 - Summary of Significant Accounting Policies

a.   Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of December 31, 2021 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021, and other reports filed with the SEC. Operating results for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2022.

b.   Foreign currency translation.

ATCI's and ATBI's functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders' equity. The foreign exchange rates were adopted as of December 31, 2021:

	RMB to USD	CAD to USD

Spot rate:	0.1569	0.7827
Average rate:	0.1558	0.7920

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

e.   Loss per share.

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Loss per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at December 31, 2021 and June 30, 2021.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of December 31, 2021 and June 30, 2021, we have no cash equivalents.

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

On March 2021, the FASB issued Accounting Standards Update (ASU) 2021-03, "Intangibles-Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events" ("ASU 2021-03"). The amendments in ASU 2021-03 provide private companies and not-for-profit (NFP) entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in FASB Accounting Standards Codification (FASB ASC) 350-20, Intangibles-Goodwill and Other-Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended December 31, 2021.

On April 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt- Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options" ("ASU 2021-04") to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-04 on its financial statements.

On July 2021, the FASB issued ASU 2021-05, "Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments", which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements for the period ended December 31, 2021.

On July 2021, the FASB issued ASU 2021-07, "Stock Compensation (Topic 718): Stock Compensation" ("ASU 2021-07") to address the concerns from stakeholders about the cost and complexity of determining the fair value of equity-classified share-based awards for private companies. It specifically permits private companies to use 409A valuations prepared under US Treasury regulations to estimate the fair value of certain awards under ASC 718. The Update is effective for private companies in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-07 on its financial statements.

On August 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08") to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value. ASU 2021-08 is effective for privately held companies with fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of ASU 2021-08 on its financial statements.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,278,451 and $1,255,841 as of December 31, 2021 and June 30, 2021, and net loss of $22,610 and income of $56,395, respectively, for the six months ended December 31, 2021 and 2020. The Company currently has business activities to generate funds for its own operations, however, but has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of December 31, 2021, the Company prepaid a security deposit of $11,740 (CAD$15,000) (June 30, 2021 - $12,030 (CAD$15,000)) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $38,003 as of December 31, 2021, consists of payment of $2,065 in legal fees, $34,300 in audit and accounting fees and $1,638 in filing fees. (June 30, 2021 - $24,561).

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of December 31, 2021, there was $18,992 (June 30, 2021 - $12,020) due to related parties in total.

As of the six months ended December 31, 2021, the CEO of the Company advanced $10,353 (June 30, 2021 - $7,048) to the Company for operating expenditure.

During the six months ended December 31, 2021, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,802 (CAD$4,800) (December 31, 2020 - $3,655 (CAD$4,800)) in rent and the debt of $7,514 has been due to the related party (June 30, 2021 - $3,850).

As of the period ended December 31, 2021, the husband of Mrs. Hong Ba, our CEO, advanced $900 (June 30, 2021 - $900) to the Company for the operating expenditure.

As of December 31, 2021, the Company has received an advance of $225 (June 30, 2021 - $222) for operating expenditure from a related party who is an over 10% shareholder of the Company.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $635 (CAD$800).

2021	CAD	9,600
2022	CAD	9,600
2023	CAD	9,600
2024	CAD	9,600
2025	CAD	9,600

The lease agreement for the Beijing office was terminated effective from October 1, 2013.

For each of the six months ended December 31, 2021 and 2020, the Company recorded a rent expense of $3,802 (CAD$4,800) and $3,655 (CAD$4,800), respectively.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of December 31, 2021 due to lack of business and to reduce operating costs.

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

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and North America. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic ("COVID-19 pandemic"). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the companies on whom our business relies, including hotels and other accommodation providers and airlines, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel-related services. Our results for the quarter ended December 31, 2021 have been significantly and negatively impacted, with a material decline in gross travel bookings and total revenues as compared to the corresponding period in 2020.  We expect to continue to see severely reduced new travel reservation bookings as compared to 2020 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. With the continued spread of COVID-19 in the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended December 31, 2021 and 2020 contained in this Report.

Three Months Ended December 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2021	2020
Expenses
General and administrative expenses	(11,031)	(13,770)
Imputed interest expenses	(70)	(1,160)
Gain on debt settlement	-	90,433
Foreign currency exchange gain (loss)	556	7,360
Net income (loss)	$(10,545)	$82,863

Revenues

We had no revenue for the three months ended December 31, 2021 and 2020, mainly due to the decrease in our travel business arrangement income caused by the covid-19 pandemic globally.

General and administrative expenses

General and administrative expenses for the three months ended December 31, 2021 decreased by $2,739 or 20%, compared with the same period in 2020. The decrease was mainly due to a decrease in filing fees.

Net loss

We had a net loss of $10,545 and net income of $82,863 for the three months ended December 31, 2021 and 2020, respectively, a decrease of $93,408 or 113%, and had an accumulated deficit of $1,278,451 since the inception of our business as at December 31, 2021. The increase in net loss is mainly attributable to a gain on debt settlement in connection with the advance share issuance during the three months ended December 31, 2020.

Six Months Ended December 31, 2021 and 2020:

	Six Months Ended	Six Months Ended
	December 31,	December 31,
	2021	2020
Expenses
General and administrative expenses	(20,662)	(24,968)
Imputed interest expenses	(108)	(14,326)
Gain on debt settlement	-	90,433
Foreign currency exchange gain (loss)	(1,840)	5,256
Net income (loss)	$(22,610)	$56,395

Revenues

We had no revenue for the six months ended December 31, 2021 and 2020, mainly due to the decrease in our travel business arrangement income caused by the covid-19 pandemic globally.

General and administrative expenses

General and administrative expenses for the six months ended December 31, 2021 decreased by $4,306 or 17%, compared with the same period in 2020. The decrease was mainly due to a decrease in legal and filing fees.

Net loss

We had net loss of $22,610 and net income of $56,395 for the three months ended December 31, 2021 and 2020, respectively, a decrease of $79,005 or 140%, and had an accumulated deficit of $1,278,451 since the inception of our business as at December 31, 2021. The increase in net loss is mainly attributable to a gain on debt settlement in connection with the advance share issuance during the three months ended December 31, 2020.

Liquidity and Capital Resources

Our financial condition at the end of December 31, 2021 and June 30, 2021 are summarized as follows:

Working Capital

	December 31, 2021	June 30, 2021
Current Assets	$2,286	$2,290
Current Liabilities	(56,995)	(36,581)
Working Capital	$(54,709)	$(34,291)

Our working capital deficit increased from the previous year-end and current assets were still insufficient to cover liabilities; the deficit magnitude increased by $20,418 due to an increase in accounts payable and accrued liabilities.

Cash Flows

	December 31, 2021	December 31, 2020
Cash provided (used in) operating activities	$(8,527)	$3,417
Cash provided by financing activities	7,232	13,405
Cumulative translation adjustment	1,292	(11,787)
Net increase (decrease) in cash	$(3)	$5,035

Cash Used in Operating Activities

For the six months ended December 31, 2021, our cash used in operating activities increased by $11,994 or 351% to $8,527, compared with $3,417 for the six months in the prior year. The increase is mainly due to the debt settlement by share issuance during the six months ended December 31, 2020.

Cash Used in Investing Activities

For the six months ended December 31, 2021 and 2020, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the six months ended December 31, 2021, the Company advanced $7,232 for a rent expense and advanced operating expenses compared with in the same period in 2020, in which the Company received $13,405 from financing for a rent expense and advanced operating expenses.

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

As of December 31, 2021, there was $18,992 (June 30, 2021 - $12,020) due to related parties in total.

As of the six months ended December 31, 2021, the CEO of the Company advanced $10,353 (June 30, 2021 - $7,048) to the Company for operating expenditure.

During the six months ended December 31, 2021, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $3,802 (CAD$4,800) (December 31, 2020 - $3,655 (CAD$4,800)) in rent and the debt of $7,514 has been due to the related party (June 30, 2021 - $3,850).

As of the period ended December 31, 2021, the husband of Mrs. Hong Ba, our CEO, advanced $900 (June 30, 2021 - $900) to the Company for the operating expenditure.

As of December 31, 2021, the Company has received an advance of $225 (June 30, 2021 - $222) for operating expenditure from a related party who is an over 10% shareholder of the Company

Off Balance Sheet Arrangements

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 25, 2022