Form 10-Q
period 2022-03-31
W&E Source Corp.
filed 2022-05-16
CIK 1368275

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022 or

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
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 130,085,501 shares of common stock issued and outstanding as of May 16, 2022.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Interim Consolidated Balance Sheets
As of March 31, 2022 and June 30, 2021

	March 31, 2022	June 30, 2021
Assets	(Unaudited)
Current Assets
Cash	$2,021	$2,248
Other receivables	42	42
Total current assets	2,063	2,290

Non-Current Assets
Prepayments/Deposits	12,017	12,030
Total non-current assets	12,017	12,030

TOTAL ASSETS	$14,080	$14,320

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$23,455	$24,561
Advances from related parties and related party payables	50,405	12,020
Total current liabilities	73,860	36,581

TOTAL LIABILITIES	73,860	36,581

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 130,085,501 and 130,085,501 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	13,009	13,009
Additional paid-in capital	1,217,317	1,217,106
Accumulated deficit	(1,292,694)	(1,255,841)
Accumulated other comprehensive income	2,588	3,465
Total shareholders' deficit	(59,780)	(22,261)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,080	$14,320

 The accompanying notes are an integral part of these condensed interim unaudited consolidated financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
For the Three and Nine Months Ended March 31, 2022 and 2021
(Unaudited)

	Three Months 2022	Three Months 2021	Nine Months 2022	Nine Months 2021

Net revenues	$-	$-	$-	$-
Gross profit	-	-	-	-

Operating expenses
General and administrative expenses	(16,128)	(11,529)	(36,790)	(36,497)
Total operating expenses	(16,128)	(11,529)	(36,790)	(36,497)

Operating Loss	(16,128)	(11,529)	(36,790)	(36,497)

Other Income (expense)

Interest expenses	(103)	-	(210)	(14,326)
Gain on debt settlement	-	-	-	90,433
Foreign currency exchange gain (loss)	1,988	(644)	147	4,612
Total other income (expense)	$1,885	$(644)	$(63)	$80,719

Net income (loss)	(14,243)	(12,173)	(36,853)	44,222

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(349)	805	(2,671)	(10,982)
Comprehensive income (loss)	$(14,592)	$(11,368)	$(39,524)	$33,240

Weighted average number of shares outstanding - basic and diluted	130,085,501	137,899,000	130,085,501	101,144,000
Loss per share - basic and diluted	($0.00)	($0.00)	($0.00)	$0.00

The accompanying notes are an integral part of these condensed interim unaudited consolidated financial statements.

W&E Source Corp. and Subsidiaries

Condensed Interim Consolidated Statements of Cash Flows
For the Nine Months Ended March 31, 2022 and 2021
(Unaudited)

	March 31, 2022	March 31, 2021

Cash Flow from Operating Activities
Net income (loss)	$(36,853)	$44,222
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign currency exchange gain (loss)	-	9,146
Gain on debt settlement	-	(90,433)
Imputed interest	210	14,326

Change in operating assets and liabilities:

Increase (decrease) in prepaid and deposit	535	(6,997)
Increase (decrease) in accounts payable and accrued liabilities	(1,107)	(3,824)
Increase in advance for share issuance from related party	-	26,998
Net cash provided by (used in) operating activities	(37,215)	(6,562)

Cash Flows from Financing Activities
Proceeds from related party	37,805	5,082
Net cash provided by financing activities	37,805	5,082
Cumulative translation adjustment	(817)	240

Net increase (decrease) in cash	(227)	(1,240)
Cash, beginning of period	2,248	3,508
Cash, end of period	$2,021	$2,268

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$237,981

The accompanying notes are an integral part of these condensed interim unaudited consolidated financial statements.

W&E Source Corp. and Subsidiaries
Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficit
As of March 31, 2022 and Year Ended June 30, 2021
(Unaudited)
		Common	Additional	Accumulated other		Total
		Stock	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
		$	$	$	$	$
Balance at June 30, 2020	82,489,391	8,249	1,059,931	15,920	(1,283,018)	(198,918)
Imputed Interest	-	-	13,091	-	-	13,091
Foreign currency translation adjustment	-	-	-	(3,735)	-	(3,735)
Net Loss	-	-	-	-	(26,468)	(26,468)
Balance at September 30, 2020 (Unaudited)	82,489,391	8,249	1,073,022	12,185	(1,309,486)	(216,030)
Imputed Interest	-	-	1,235	-	-	1,235
Share issuance by debts settlement	47,596,110	4,760	142,788	-	-	147,548
Foreign currency translation adjustment	-	-	-	(8,052)	-	(8,052)
Net Income	-	-	-	-	82,863	82,863
Balance at December 31, 2020 (Unaudited)	130,085,501	13,009	1,217,045	4,133	(1,226,623)	7,564
Foreign currency translation adjustment	-	-	-	805	-	805
Net Loss	-	-	-		(12,173)	(12,173)
Balance at March 31, 2021 (Unaudited)	130,085,501	13,009	1,217,045	4,938	(1,238,796)	(3,804)

Balance at June 30, 2021	130,085,501	13,009	1,217,106	3,465	(1,255,841)	(22,261)
Imputed Interest	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	2,322	-	2,322
Net Loss	-	-	-	-	(12,065)	(12,065)
Balance at September 30, 2021(Unaudited)	130,085,501	13,009	1,217,144	5,787	(1,267,906)	(31,966)
Imputed Interest	-	-	70	-	-	70
Foreign currency translation adjustment	-	-	-	(528)	-	(528)
Net Loss	-	-	-		(10,545)	(10,545)
Balance at December 31, 2021 (Unaudited)	130,085,501	13,009	1,217,214	5,259	(1,278,451)	(42,969)
Imputed Interest	-	-	103	-	-	103
Foreign currency translation adjustment	-	-	-	(2,671)	-	(2,671)
Net Loss	-	-	-	-	(14,243)	(14,243)
Balance at March 31, 2022 (Unaudited)	130,085,501	13,009	1,217,317	2,588	(1,292,694)	(59,780)

The accompanying notes are an integral part of these condensed interim unaudited consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Unaudited Condensed Interim Consolidated Financial Statements
For the Periods Ended March 31, 2022 and June 30, 2021

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

Note 2 - Summary of Significant Accounting Policies

a.   Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of March 31, 2022 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2021, and other reports filed with the SEC. Operating results for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2022.

b.   Foreign currency translation.

ATCI's and ATBI's functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders' equity. The foreign exchange rates were adopted as of March 31, 2022:

	RMB to USD	CAD to USD

Spot rate:	0.1577	0.8012
Average rate:	0.1565	0.7930

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

e.   Loss per share.

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted loss per share gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. Loss per share excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at March 31, 2022 and June 30, 2021.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2022 and June 30, 2021, we have no cash equivalents.

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

On March 2021, the FASB issued Accounting Standards Update (ASU) 2021-03, "Intangibles-Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events" ("ASU 2021-03"). The amendments in ASU 2021-03 provide private companies and not-for-profit (NFP) entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in FASB Accounting Standards Codification (FASB ASC) 350-20, Intangibles-Goodwill and Other-Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 30, 2021. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2021 and period ended March 31, 2022.

On April 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt- Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options" ("ASU 2021-04") to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-04 on its consolidated financial statements.

On July 2021, the FASB issued ASU 2021-05, "Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments", which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements for the period ended March 31, 2022.

On July 2021, the FASB issued ASU 2021-07, "Stock Compensation (Topic 718): Stock Compensation" ("ASU 2021-07") to address the concerns from stakeholders about the cost and complexity of determining the fair value of equity-classified share-based awards for private companies. It specifically permits private companies to use 409A valuations prepared under US Treasury regulations to estimate the fair value of certain awards under ASC 718. The Update is effective for private companies in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-07 on its consolidated financial statements.

On August 2021, the FASB issued ASU 2021-08, "Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08") to require an acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with revenue recognition guidance as if the acquirer had originated the contract. That is, such acquired contracts will not be measured at fair value. ASU 2021-08 is effective for privately held companies with fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of ASU 2021-08 on its consolidated financial statements.

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,292,694 and $1,255,841 as of March 31, 2022 and June 30, 2021, and net loss of $36,853 and income of $44,222, respectively, for the nine months ended March 31, 2022 and 2021. The Company currently has business activities to generate funds for its own operations, however, but has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of March 31, 2022, the Company prepaid a security deposit of $12,017 (CAD$15,000) (June 30, 2021 - $12,030 (CAD$15,000)) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $23,455 as of March 31, 2022, consists of professional fees of $22,839 in audit and accounting fees and $616 in filing fees. (June 30, 2021 - $24,561).

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of March 31, 2022, there was $50,405 (June 30, 2021 - $12,020) due to related parties in total.

As of the nine months ended March 31, 2022, the CEO of the Company advanced $20,132 (June 30, 2021 - $7,048) to the Company for operating expenditures.

During the nine months ended March 31, 2022, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,710 (CAD$7,200) (March 31, 2021 - $5,544 (CAD$7,200) in rent and the debt of $9,614 has been due to the related party (June 30, 2021 - $3,850).

As of the period ended March 31, 2022, Mr. Feng Li advanced $4,409 (June 30, 2021 - $900) to the Company for operating expenditures.

As of March 31, 2022, the Company has received advances of $16,250 (June 30, 2021 - $222) for operating expenditures from related parties who are over 10% shareholders of the Company.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $635 (CAD$800).

2022	CAD $9,600
2023	CAD $9,600
2024	CAD $9,600
2025	CAD $9,600
2026	CAD $9,600

For each of the nine months ended March 31, 2022 and 2021, the Company recorded a rent expense of $5,710 (CAD$7,200) and $5,544 (CAD$7,200), respectively.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of March 31, 2022 due to lack of business and to reduce operating costs.

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

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and North America. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic ("COVID-19 pandemic"). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the companies on whom our business relies, including hotels and other accommodation providers and airlines, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel-related services. Our results for the quarter ended March 31, 2022 have been significantly and negatively impacted, with a material decline in gross travel bookings and total revenues as compared to the corresponding period in 2020.  We expect to continue to see severely reduced new travel reservation bookings as compared to 2020 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. With the continued spread of COVID-19 in the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the quarters ended March 31, 2022 and 2021 contained in this Report.

Three Months Ended March 31, 2022 and 2021:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Expenses
General and administrative expenses	(16,128)	(11,529)
Imputed interest expenses	(102)	-
Foreign currency exchange gain (loss)	1,987	(644)
Net income (loss)	$(14,243)	$(12,173)

Revenues

We had no revenue for the three months ended March 31, 2022 and 2021, mainly due to the decrease in our travel business arrangement income caused by the COVID-19 pandemic globally.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2022 increased by $4,599 or 40%, compared with the same period in 2021. The increase was mainly due to an increase in filing fees.

Net loss

We had a net loss of $14,243 and  $12,173 for the three months ended March 31, 2022 and 2021, respectively, an increase of $2,070 or 17%, and had an accumulated deficit of $1,292,694 since the inception of our business as at March 31, 2022. The increase in net loss is mainly attributable to an increase in general and administrative expenses, partially offset by an increase in foreign currency exchange gain.

Nine Months Ended March 31, 2022 and 2021:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2022	2022
	Unaudited	Unaudited
Expenses
General and administrative expenses	(36,790)	(36,497)
Imputed interest expenses	(210)	(14,326)
Gain on debt settlement	-	90,433
Foreign currency exchange gain (loss)	147	4,612
Net income (loss)	$(36,853)	$44,222

.Revenues

We had no revenue for the nine months ended March 31, 2022 and 2021, mainly due to the decrease in our travel business arrangement income caused by the COVID-19 pandemic globally.

General and administrative expenses

General and administrative expenses for the nine months ended March 31, 2022 increased by $293 or 1%, compared with the same period in 2021. The increase was mainly due to an increase in filing fees.

Net loss

We had a net loss of $36,853 and net income of $44,222 for the nine months ended March 31, 2022 and 2021, respectively, a decrease of $81,075 or 183%, and had an accumulated deficit of $1,292,694 since the inception of our business as at March 31, 2022. The increase in net loss is mainly attributable to a gain on debt settlement in connection with the advance share issuance during the nine months ended March 31, 2021.

Liquidity and Capital Resources

Our financial condition at the end of March 31, 2022 and June 30, 2021 are summarized as follows:

Working Capital

	March 31, 2022	June 30, 2021
	Unaudited
Current Assets	$2,063	$2,290
Current Liabilities	(73,860)	(36,581)
Working Capital	$(71,797)	$(34,291)

Our working capital deficit increased from the previous year-end and current assets were still insufficient to cover liabilities; the deficit magnitude increased by $37,506 due to an increase in accounts payable and accrued liabilities and due to related parties.

Cash Flows

	March 31, 2022	March 31, 2021
	Unaudited	Unaudited
Cash provided (used in) operating activities	$(37,215)	$(6,562)
Cash provided by financing activities	37,805	5,082
Cumulative translation adjustment	(817)	240
Net increase (decrease) in cash	$(227)	$(1,240)

Cash Used in Operating Activities

For the nine months ended March 31, 2022, our cash used in operating activities increased by $30,653 or 467% to $37,215, compared with $6,562 for the nine months in the prior year. The increase is mainly due to the debt settlement by share issuance during the nine months ended March 31, 2021.

Cash Used in Investing Activities

For the nine months ended March 31, 2022 and 2021, we had no cash used in investing activities.

Cash Provided by Financing Activities

For the nine months ended March 31, 2022, the Company was advanced $37,805 for a rent expense and advanced operating expenses compared with in the same period in 2021, in which the Company received $5,082 from financing for a rent expense and advanced operating expenses.

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

As of March 31, 2022, there was $50,405 (June 30, 2021 - $12,020) due to related parties in total.

As of the nine months ended March 31, 2022, the CEO of the Company advanced $20,132 (June 30, 2021 - $7,048) to the Company for operating expenditures.

During the nine months ended March 31, 2022, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,710 (CAD$7,200) (March 31, 2021 - $5,544 (CAD$7,200) in rent and the debt of $9,614 has been due to the related party (June 30, 2021 - $3,850).

As of the period ended March 31, 2022, Mr. Feng Li advanced $4,409 (June 30, 2021 - $900) to the Company for operating expenditures.

As of March 31, 2022, the Company has received advances of $16,250 (June 30, 2021 - $222) for operating expenditures from related parties who are over 10% shareholders of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarter Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

/s/ Hong Ba
Hong Ba
CEO and CFO
Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer

Date: May 16, 2022