Form 10-K
period 2022-06-30
W&E Source Corp.
filed 2022-10-13
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022   or

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
Yes [   ] No [X]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, as of December 31, 2021, was $3,635. All executive officers, directors and holders of 5% or more of our outstanding common stock have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant.

As of October 13, 2022, there were 130,085,501 shares of the issuer's common stock, $0.0001 par value per share, issued and outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI"), Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of June 30, 2022 due to lack of business and to reduce operating costs.

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

On June 6, 2022, certain stockholders of the Company entered into a Stock Purchase Agreement (the "SPA") with Hong Ba and Christina Chen for the sale and purchase of an aggregate of 118,123,001 shares of common stock of the Company. One June 8, 2022, the transaction contemplated by the SPA closed, representing approximately 90.8% of the Company's issued and outstanding common shares. It resulted in change of control of the Company with Christina Chen owning approximately 70% of the Company's outstanding stock. Effective June 8, 2022, Junjun Wu resigned as member of the Board of Directors and the Board appointed Christina Chen as a new director of the Company. Hong Ba continues to serve as a director, CEO and CFO of the Company.

Employees

As of June 30, 2022, we have one part time consultant, who is responsible for sales of the various travel products and consulting services we offer. We have not experienced any labor disputes and we believe we have good relationships with our employees. We are not a party to any collective bargaining agreements.

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

We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required or recommended by federal, provincial, state or local authorities, or that we determine are in the best interests of our customers, partners, suppliers, shareholders and other stakeholders. We cannot be certain of potential effects any such alterations or modifications may have on our business or operating and financial results for the fiscal year ending June 30, 2023.

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

As of June 30, 2022, we had an accumulated deficit of $1,327,434. We anticipate continuing to incur significant losses until, at the earliest, we generate sufficient revenues to offset the substantial up-front expenditures and operating costs associated with developing and marketing our services. There can be no assurance that we will ever operate profitably.

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

Our officers and directors in the aggregate, beneficially own approximately 90.9% of issued and outstanding shares of our common stock. As a result, they may have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Fluctuation of the Renminbi, the currency of the People's Republic of China, could materially affect our financial condition and results of operations. The value of the Renminbi fluctuates and is subject to changes in the People's Republic of China's political and economic conditions. Since July 2005, the conversion of Renminbi into foreign currencies, including United States dollars, is pegged against the inter-bank foreign exchange market rates or current exchange rates of a basket of currencies on the world financial markets. As of June 30, 2022, the exchange rate between the Renminbi and the United States dollar was approximately 6.6956 Renminbi to every one United States dollar.

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

The following is a report of high and low bid prices for each quarterly period for the years ended June 30, 2022 and 2021 obtained from Yahoo! Finance.

Quarter Ended	High	Low
June 30, 2022	$0.09	$0.01
March 31, 2022	$1.25	$0.01
December 31, 2021	$0.01	$0.01
September 30, 2021	$0.02	$0.01
June 30, 2021	$0.02	$0.01
March 31, 2021	$0.02	$0.01
December 31, 2020	$0.03	$0.01
September 30, 2020	$0.01	$0.01

Holders of our Common Stock

As of June 30, 2022, there were approximately 63 holders of record of our common stock. As of such date, 130,085,501 shares of common stock were issued and outstanding.

Our shares of common stock are issued in registered form. Colonial Stock Transfer Co, Inc. is the registrar and transfer agent for our shares of common stock. Our CUSIP number is 92890J108.

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

As at June 30, 2022, we had not adopted any equity compensation plan.

Recent Sales of Unregistered Securities and Use of Proceeds

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA [Reserved]

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of June 30, 2022 due to lack of business and to reduce operating costs.

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

On June 6, 2022, certain shareholders of the Company entered into a Stock Purchase Agreement (the "SPA") with Hong Ba and Christina Chen for the sale and purchase of an aggregate of 118,123,001 shares of common stock of the Company. One June 8, 2022, the transaction contemplated by the SPA closed, representing approximately 90.8% of the Company's issued and outstanding common shares. It resulted in change of control of the Company with Christina Chen owning approximately 70% of the Company's outstanding stock. Effective June 8, 2022, Junjun Wu resigned as member of the Board of Directors and the Board appointed Christina Chen as a new director of the Company. Hong Ba continues to serve as a director, CEO and CFO of the Company.

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

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and North America. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic ("COVID-19 pandemic"). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the companies on whom our business relies, including hotels and other accommodation providers and airlines, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel-related services. Our results for the year ended June 30, 2022 have been significantly and negatively impacted, with a material decline in gross travel bookings and total revenues as compared to the corresponding period in 2019-2020. We expect to continue to see severely reduced new travel reservation bookings as compared to 2019-2020 levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows. Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. With the continued spread of COVID-19 in the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Results of Operations

The following summary of our results of operations should be read in conjunction with our audited financial statements for the years ended June 30, 2022 and 2021.

Years Ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Revenues	$-	$-
Cost of revenues	-	-
Expenses
General and administrative expenses	(65,730)	(55,028)
Interest expense	(542)	(14,386)
Gain on debt settlement	-	90,433
Foreign currency exchange gain (loss)	(5,321)	6,158
Net income (loss)	$(71,593)	$27,177

Revenues

We have generated total revenues of $Nil from operations during the year ended June 30, 2022 as compared to $Nil for the same period in 2021. The lack of revenues was mainly due to the decrease in our travel business arrangement income caused by the COVID-19 pandemic globally in the years ended June 30, 2022 and 2021.

Expenses

General and administrative expenses for the year ended June 30, 2022 was $65,730 and increased from $55,028, or 19%, compared with the year ended June 30, 2021. The increase in expenses during the current year was mainly due to an increase in legal, accounting and filing fees due to the stock sale resulting in a a change of control of the Company during the year ended June 30, 2022.

Net income (loss)

We had net losses of $71,593 and net income of $27,177 for the years ended June 30, 2022 and 2021, respectively, and had an accumulated deficit of $1,327,434 since the inception of our business through June 30, 2022. The decrease in the net income is mainly due to the gain on debt settlement which occurred in the year ended June 30, 2021 and the increased expenses in the year ended June 30, 2022.

Liquidity and Capital Resources

Our financial condition for the years ended June 30, 2022 and 2021 are summarized as follows:

Working Capital

	June 30, 2022	June 30, 2021
Current Assets	$893	$2,290
Current Liabilities	(100,784)	(36,581)
Working Capital	$(99,891)	$(34,291)

Our working capital deficiency for the year ended June 30, 2022 was significantly increased by $65,600 compared with 2021 mainly due to a increase in accrued liabilities.

Cash Flows

	June 30, 2022	June 30, 2021
Cash used in operating activities	$(43,085)	$(33,698)
Cash used in investing activities	-	-
Cash provided by financing activities	40,478	32,153
Cumulative translation adjustment	1,212	285
Net decrease in cash	$(1,395)	$(1,260)

Cash Used in Operating Activities

For the year ended June 30, 2022, our cash used in operating activities increased by $9,387 compared with the previous year. The increase is mainly due to the stock sale resulting in a change of control of the Company during the year ended June 30, 2022.

Cash Used in Investing Activities

For the year ended June 30, 2022, no cash was used in investing activities.

Cash Provided by Financing Activities

For the year ended June 30, 2022, the Company received $40,478 proceeds from related parties, as compared with $32,153 in the previous year.

Cash Requirements

Over the next 12-months ending June 30, 2023, we anticipate that we will incur the following operating expenses:

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of June 30, 2022. Our management's evaluation of our internal control over financial reporting was based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2022 due to the material weaknesses described below.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Certifications

Certifications with respect to disclosure controls and procedures and internal control over financial reporting under Rules 13a-14(a) or 15d-14(a) of the Exchange Act are attached to this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our directors and executive officers.

			Date First Elected or
Name	Position Held with our Company	Age	Appointed
Hong Ba	Chief Executive Officer, Chief Financial Officer, and Director	55	August 1, 2011 September 1, 2011
Christina Chen	Director	22	June 8, 2022

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

Christina Chen

Ms. Chen joined our company as a Director in June 2022. Ms. Chen was born in 2000.  She became an entrepreneur at age 18 and has worked in the food and aquaculture industries as director and manager for over three years. She has gained significant experience as a director and manager in multiple successful companies, including helping them manage through the Covid-19 disruptions. Currently, she is leading a new team to strive to realize the strategic vision of bringing seafood from the ocean to the dining table as well as establishing an international trading business. Ms. Chen is currently a director of each of Ocean Story Fishing Group Inc., Global Cuisine & Management Group Ltd., Global Oceanic Restaurant and Management Ltd. and East Ocean Family Holdings Group Co., Ltd., all of which are private companies.

We believe Ms. Chen is qualified to serve on our board of directors because of her business experience and network of business associates in the food and aquaculture industries and involvement in import and export international trading business, which will assist our company to seek and identify future opportunities.

Corporate Governance

Director Independence

Our board of directors has concluded that none of our directors will be independent as the term "independent" is defined by the rules of the New York Stock Exchange and Rule 10A-3 of the U.S. Securities Exchange Act of 1934, as amended.

Board Meetings and Committees

Our board of directors held no formal meetings during the year ended June 30, 2022. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Delaware Corporation Law and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission. Based solely on our review of such filings or written representations from certain reporting persons, we believe that during the fiscal year ended June 30, 2022, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with except that no Forms 4 were filed by Hong Ba, Junjun Wu, Shanxi Ai Chen Technology Ltd. and Youzhi Li, and no Form 3 was filed by Christina Chen.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

The particulars of compensation paid to the following persons:

• our principal executive officer;

• each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended June 30, 2022; and

• up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our fiscal years ended June 30, 2022 and 2021, are set out in the following summary compensation table:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hong Ba CEO, CFO and Director	2022 2021	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

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

Outstanding Equity Awards at Fiscal Year-End

As at June 30, 2022, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Option exercises and stock vested

As at June 30, 2022, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Compensation of Directors

The particulars of compensation paid to our directors for our year ended June 30, 2022, is set out below:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Junjun Wu	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Hong Ba	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Christina Chen	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay director's fees or other cash compensation for services rendered as a director in the year ended June 30, 2022.

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

Aggregated Options Exercised in the Year Ended June 30, 2022 and Year End Option Values

As at June 30, 2022, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers. No options have been exercised.

Re-pricing of Options/SARS

There were no options granted during the year ended June 30, 2022 therefore no options were re-priced.

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

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
Officers and Directors
common stock	Hong Ba Unit 2702, Sanlitun SOHO Building 2, No. 8, Gongtibeilu Chaoyang District, Beijing China 100027	27,123,001 Direct	20.9%

common stock	Christina Chen 6868 Hamber St. Richmond, BC V7C 5T2 Canada	91,000,000 Direct	70.0%
	Directors and Officers as a Group (2 persons)	118,123,001 Direct	90.9%
5% Beneficial Owner
No additional 5% beneficial owners.

Security ownership of certain beneficial owners

Percentage of ownership is based on 130,085,501 shares of common stock issued and outstanding as of October 13, 2022. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

As of June 30, 2022, there was $51,474 (June 30, 2021 - $12,020) due to related parties in total.

During the year ended June 30, 2021, on December 14, 2020, the CEO of the Company assigned the debt owed to her by the Company to a transferee who entered into a debt cancellation agreement to convert the debt of $10,584 into 2,116,804 common shares of the Company at a price of $0.005 per share.

During the year ended June 30, 2022, the CEO of the Company advanced $28,910 (June 30, 2021 - $7,048) to the Company for operating expenditure.

For the year ended June 30, 2021, on December 14, 2020, the debt of $33,402 (2020 - $28,201) owed to a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO was assigned to a transferee who entered into a debt cancellation agreement to convert the debt into 6,680,448 common shares of the Company at a price of $0.005 per share.

During the year ended June 30, 2022, a company owned by Feng Li charged the Company $7,584 (CAD$9,600) (June 30, 2021 - $7,498 (CAD$9,600) in rent. As of June 30, 2022, the debt of $11,187 (June 30, 2021 - $3,850) has been due to the related party.

As of the year ended June 30, 2022, Mr Feng Li advanced $3,529 (June 30, 2021 - $900) to the Company for operating expenditures.

As of June 30, 2021, the Company has received advances for future share issuance of $192,444 and an advance of $222 for operating expenditure from a related party who is an over 10% shareholder of the Company.  As of June 30, 2022, the Company expensed $14,896 (June 30, 2021 - $14,326) in imputed interest.  On December 14, 2020, such related party assigned the debt owed to him by the Company to a transferee who entered into a debt cancellation agreement to convert the debt into 38,488,858 common shares of the Company at a price of $0.005 per share. All advances for future share issuance were issued common shares of the Company and no such advances were outstanding as of June 30, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the years ended June 30, 2022 and 2021:

Services	2022	2021
Audit fees	$24,500	$31,250
Tax fees	-	500
All other fees	-	-
Total fees	$24,500	$31,750

Audit Fees

Consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by independent auditors and accountants for the fiscal years ended June 30, 2022 and 2021 in connection with statutory and regulatory filings or engagements.

Tax Fees
Consisted of fees billed for professional services rendered by the principal accountant for tax compliance. Consisted of fees billed for professional services rendered by the principal accountant for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2022 and 2021

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended June 30, 2022 and 2021

Consolidated Statements of Changes in Shareholders' (Deficit) as of June 30, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended June 30, 2022 and 2021

Notes to Consolidated Financial Statements

(3) The following Exhibits are filed as part of this report on Form 10-K:

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarterly Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
(4)	Description of Registrant's Securities
4.1	Description of Common Stock (incorporated by reference to an exhibit to the Annual Report on Form 10-K filed on September 27, 2019)
(10)	Material Contracts
10.1	Stock Purchase Agreement, dated June 6, 2022, by and among the Purchasers and Sellers (attached as an exhibit to our Current Report on Form 8-K filed June 10, 2022)
(14)	Code of Ethics
14.1	Code of Ethics adopted September 10, 2007 (attached as an exhibit to our annual report on Form 10-KSB filed September 28, 2007)

(21)	Subsidiaries of Registrant
21.1	List of Subsidiaries (attached as an exhibit to our annual report on Form 10-K filed on October 11, 2012)
(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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
Date: October 13, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Hong Ba
Hong Ba
Director, CEO, CFO Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
Date: October 13, 2022

/s/ Christina Chen
Christina Chen
Director
Date: October 13, 2022

W&E Source Corp.

Financial Statements

As of and for the years ended June 30, 2022 and 2021

To the Shareholders and Board of Directors,

W&E Source Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of W&E Source Corp. (the "Company") as of June 30, 2022 and 2021, the related statements of operations, stockholders' deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ TAAD LLP

We have served as the Company's auditor since 2016

Diamond Bar, California

October 13, 2022

______________________________

W&E Source Corp.

(Formerly News of China Inc.)

Consolidated Balance Sheets

As of June 30, 2022 and 2021

(Audited)

	June 30, 2022	June 30, 2021

Assets
Current Assets
Cash	$853	$2,248
Other Receivables	40	42
Total current assets	893	2,290

Non-Current Assets
Prepayments/Deposits	11,653	12,030
Total non-current assets	11,653	12,030

TOTAL ASSETS	$12,546	$14,320

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$49,310	$24,561
Advances from related parties and related party payables	51,474	12,020
Total current liabilities	100,784	36,581

TOTAL LIABILITIES	100,784	36,581

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 130,085,501 shares issued and outstanding as of June 30, 2022 and 2021	13,009	13,009
Additional paid-in capital	1,217,646	1,217,106
Accumulated deficit	(1,327,434)	(1,255,841)
Accumulated other comprehensive income	8,541	3,465
Total shareholders' deficit	(88,238)	(22,261)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$12,546	$14,320

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.

(Formerly News of China Inc.)

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended June 30, 2022 and 2021

(Audited)

	June 30, 2022	June 30, 2021
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses
General and administrative expenses	65,730	55,028
Total operating expenses	65,730	55,028

Operating Loss	(65,730)	(55,028)

Other income (expense)

Interest expense	(542)	(14,386)
Gain on debt settlement	-	90,433
Foreign currency exchange gain (loss)	(5,321)	6,158
Total other income (expense)	(5,863)	82,205

Net income (loss)	(71,593)	27,177
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	3,282	12,456

Comprehensive income (loss)	$(68,311)	$39,633

Weighted average number of shares outstanding - basic and diluted	130,085,501	108,379,583

Income (loss) per share - basic and diluted	$(0.00)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.

(Formerly News of China, Inc.)

Consolidated Statements of Changes in Shareholders' (Deficit)

As of June 30, 2022 and 2021

(Audited)

		Common	Additional	Accumulated other		Total
		Stock	Paid-in	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance at June 30, 2020	82,489,391	8,249	1,059,931	15,920	(1,283,018)	(198,918)
Imputed interest	-	-	13,091	-	-	13,091
Foreign currency translation adjustment	-	-	-	(3,735)	-	(3,735)
Net Loss	-	-	-	-	(26,468)	(26,468)
Balance at September 30, 2020	82,489,391	8,249	1,073,022	12,185	(1,309,486)	(216,030)
Imputed interest	-	-	1,235	-	-	1,235
Share issuance by debts settlement	47,596,110	4,760	142,788	-	-	147,548
Foreign currency translation adjustment	-	-	-	(8,052)	-	(8,052)
Net Loss	-	-	-	-	82,863	82,863
Balance at December 31, 2020	130,085,501	13,009	1,217,045	4,133	(1,226,623)	7,564
Foreign currency translation adjustment	-	-	-	805	-	805
Net Loss	-	-	-	-	(12,173)	(12,173)
Balance at March 31, 2021	130,085,501	13,009	1,217,045	4,938	(1,238,796)	(3,804)
Imputed interest	-	-	61	-	-	61
Foreign currency translation adjustment	-	-	-	(1,473)	-	(1,473)
Net Loss	-	-	-	-	(17,045)	(17,045)
Balance at June 30, 2021	130,085,501	13,009	1,217,106	3,465	(1,255,841)	(22,261)
Imputed interest	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	2,322	-	2,322
Net Loss	-	-	-	-	(12,065)	(12,065)
Balance at September 30, 2021	130,085,501	13,009	1,217,144	5,787	(1,267,906)	(31,966)
Imputed interest	-	-	70	-	-	70
Foreign currency translation adjustment	-	-	-	(528)	-	(528)
Net Loss	-	-	-	-	(10,545)	(10,545)
Balance at December 31, 2021	130,085,501	13,009	1,217,214	5,259	(1,278,451)	(42,969)
Imputed interest	-	-	103	-	-	103
Foreign currency translation adjustment	-	-	-	(2,671)	-	(2,671)
Net Loss	-	-	-	-	(14,243)	(14,243)
Balance at March 31, 2022	130,085,501	13,009	1,217,317	2,588	(1,292,694)	(59,780)
Imputed interest	-	-	329	-	-	329
Foreign currency translation adjustment	-	-	-	5,953	-	5,953
Net Loss	-	-	-	-	(34,740)	(34,740)
Balance at June 30, 2022	130,085,501	13,009	1,217,646	8,541	(1,327,434)	(88,238)

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Consolidated Statements of Cash Flows
For the Years Ended June 30, 2022 and 2021
(Audited)
	June 30, 2022	June 30, 2021
Cash Flow from Operating Activities
Net income (loss)	$(71,593)	$27,177
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign currency exchange gain (loss)	2,955	7,600
Gain on debt settlement	-	(90,433)
Imputed interest to related party	542	14,386
Change in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	25,011	8,109
Increase (decrease) in related party payable	-	(537)
Net cash used in operating activities	(43,085)	(33,698)

Cash Flows from Financing Activities

Proceeds from related parties	40,478	32,153
Net cash provided by financing activities	40,478	32,153

Cumulative translation adjustment	1,212	285

Net increase (decrease) in cash for the year	(1,395)	(1,260)
Beginning of period	2,248	3,508
End of period	$853	$2,248

Supplemental cash flows information
Interest paid	-	-
Income tax paid	-	-
Non cash investing and financing activities
Share issuance for the debt settlement	-	237,981

The accompanying notes are an integral part of these consolidated financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)
Notes to Consolidated Financial Statements
For the Years Ended June 30, 2022 and 2021

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

During the year ended June 30, 2012, the Company incorporated a company named Airchn Travel (Beijing) Inc. ("ATBI") in Beijing, China. ATBI is also a wholly owned subsidiary of ATGI. ATBI has a similar business segment as ATGI.

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

On June 6, 2022, certain shareholders of the Company entered into a Stock Purchase Agreement (the "SPA") with Hong Ba and Xingru (Christina) Chen for the sale and purchase of an aggregate of 118,123,001 shares of common stock of the Company. On June 8, 2022, the transaction contemplated by the SPA closed, representing approximately 90.8% of the Company's issued and outstanding common shares. For detail refer to the Form 8-K filed on June 10, 2022. It resulted in change of control of the Company. Pursuant to the provisions of the SPA, effective June 8, 2022, Junjun Wu resigned as a member of the Board of Directors, Hong Ba would continue to serve as a director of the Company, CEO and CFO of the Company and the Board of Directors appointed Christina Chen as a director of the Company.

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

b. Foreign currency translation. ATCI's and ATBI's functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders' equity. As at June 30, 2022, the foreign exchange rate were adopted:

	RMB to USD	CAD to USD
Spot rate:	0.1493	0.7769
Average rate:	0.1549	0.7900

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

e. Loss per share. Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities at June 30, 2022 and 2021.

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

g. Cash and cash equivalents. The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of June 30, 2022 and 2021, we have no cash equivalents.

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

Recently Issued Accounting Pronouncements

On March 2021, the FASB issued Accounting Standards Update (ASU) 2021-03, "Intangibles-Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events" ("ASU 2021-03"). The amendments in ASU 2021-03 provide private companies and not-for-profit (NFP) entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in FASB Accounting Standards Codification (FASB ASC) 350-20, Intangibles-Goodwill and Other-Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of June 30, 2022. The Company have adopted this ASU on the consolidated financial statements in the year ended June 30, 2021. The adoption had no material impact on the consolidated financial statements in the year ended June 30, 2022 and 2021.

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

On July 2021, the FASB issued ASU 2021-05, "Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments", which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements for the year ended June 30, 2022.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,327,434 and $1,255,841, and net loss of $71,593 and net income of $27,177, respectively, for the fiscal years ended June 30, 2022 and 2021. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of June 30, 2022, the Company prepaid a security deposit of $11,653 (CAD$15,000) (June 30, 2021 - $12,030 (CAD$15,000)) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $49,310 as of June 30, 2022 (June 30, 2021 - $24,561) consists of vendor payables of $1,295 in legal fees, $32,232 in audit and accounting fees, $245 in filing fees and $15,538 in other payables to a former shareholder of the Company advanced for operating expenses.

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of June 30, 2022, there was $51,474 (June 30, 2021 - $12,020) due to related parties in total.

As of the year ended June 30, 2022, the CEO of the Company advanced $28,910 (June 30, 2021 - $7,048) to the Company for operating expenditures.

During the year ended June 30, 2022, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $7,584 (CAD$9,600) (June 30, 2021 - $7,498 (CAD$9,600) in rent and the debt of $11,187 has been due to the related party (June 30, 2021 - $3,850).

As of the year ended June 30, 2022, Mr Feng Li advanced $3,529 (June 30, 2021 - $900) to the Company for operating expenditures.

As of June 30, 2022, the Company has received advances of $7,633 (June 30, 2021 - $Nil) for operating expenditures from related party, a director of the Company

As of June 30, 2022, the Company has received advances of $214 (June 30, 2021 - $222) for operating expenditures from related parties who were over 10% shareholders of the Company.

Note 7 - Income Taxes

United States of America

The Company and its subsidiary are subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which they operate and will file annual tax returns.

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

For the reporting periods, the components of loss before income taxes were comprised of the following:

	For the Year Ended	For the Year Ended
	June 30, 2022	June 30, 2021

United States of America	$58,215	$28,735
Canada	11,588	(5,988)
People's Republic of China	1,790	4,430
Loss before income taxes	$71,593	$27,177

The components of deferred taxes assets at June 30:

	2022	2021

USA net operating income	$(12,224)	$(6,034)
Canada net operating losses	(1,738)	898
PRC net operating losses	(448)	(1,108)
Deferred tax assets, net	(14,410)	(6,244)
Less: valuation allowance	14,410	6,244
Deferred tax assets, net	$-	$-
As of June 30, 2022, the Company has an accumulated deficit of $1,327,434 that can be carried forward to offset future net profit for income tax purposes. All tax penalties and interest are expensed as incurred. For the years ended June 30, 2022 and 2021, there were no tax penalties or interest.

Note 8 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $616 (CAD$800).

2023	CAD$9,600
2024	CAD$9,600
2025	CAD$9,600
2026	CAD$9,600
2027	CAD$9,600

For each of the year ended June 30, 2022 and 2021, the Company recorded a rent expense of $7,584 (CAD$9,600) and $7,498 (CAD$9,600), respectively.

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

The Company is authorized to issue 500,000,000 shares of common stock with par value of $0.0001. As of June 30, 2022 and June 30, 2021, 130,085,501 and 130,085,501 shares of common stock were issued and outstanding, respectively.

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

On June 6, 2022, certain shareholders of the Company entered into a Stock Purchase Agreement (the "SPA") with Hong Ba and Xingru (Christina) Chen for the sale and purchase of an aggregate of 118,123,001 shares of common stock of the Company. On June 8, 2022, the transaction contemplated by the SPA closed, representing approximately 90.8% of the Company's issued and outstanding common shares. It resulted in change of control of the Company.

As the filing date of these financial statements, there are 130,085,501 shares issued and outstanding.