Form 10-Q
period 2022-09-30
W&E Source Corp.
filed 2022-11-14
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 or

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 130,085,501 shares of common stock issued and outstanding as of November 14, 2022.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries

Condensed Consolidated Balance Sheets
As of September 30, 2022 and June 30, 2022
(Unaudited)

	September 30, 2022	June 30, 2022
Assets	(Unaudited)
Current Assets
Cash	$816	$853
Other receivables	38	40
Total current assets	854	893

Non-Current Assets
Prepayments/Deposits	10,907	11,653
Total non-current assets	10,907	11,653

TOTAL ASSETS	$11,761	$12,546

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$36,558	$49,310
Advances from related parties and related party payables	73,559	51,474
Total current liabilities	110,117	100,784

TOTAL LIABILITIES	110,117	100,784

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 130,085,501 and 130,085,501 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	13,009	13,009
Additional paid-in capital	1,218,234	1,217,646
Accumulated deficit	(1,348,182)	(1,327,434)
Accumulated other comprehensive income	18,583	8,541
Total shareholders' deficit	(98,356)	(88,238)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$11,761	$12,546

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Loss and Comprehensive Loss
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)

	September 30, 2022	September 30, 2021
Operating expenses
General and administrative expenses	(11,689)	(9,631)
Total operating expenses	(11,689)	(9,631)

Operating Loss	(11,689)	(9,631)

Other expenses

Interest expenses	(588)	(38)
Foreign currency exchange loss	(8,471)	(2,396)
Total other expenses	$(9,059)	$(2,434)

Net loss	(20,748)	(12,065)

Other comprehensive income
Cumulative foreign currency translation adjustment	10,042	2,322
Comprehensive loss	$(10,706)	$(9,743)

Weighted average number of shares outstanding -basic and diluted	130,085,501	130,085,501
Loss per share - basic and diluted	($0.00)	($0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the Three Months Ended September 30, 2022 and 2021
(Unaudited)

	September 30, 2022	September 30, 2021
Cash Flow from Operating Activities
Net loss	$(20,748)	$(12,065)
Adjustments to reconcile net loss to net cash used in operating activities:

Imputed interest	588	38
Change in operating assets and liabilities:

Increase (decrease) in accounts payable and accrued liabilities	(11,757)	7,725
Increase in due to related party	-	1,906

Net cash used in operating activities	(31,917)	(2,396)

Cash Flows from Financing Activities
Net proceeds from related parties	23,446	-

Net cash provided by financing activities	23,446	-

Cumulative translation adjustment	8,434	2,364

Net increase (decrease) in cash	(37)	(32)
Cash, beginning of period	853	2,248
Cash, end of period	$816	$2,216

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp. and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Deficit
As of September 30, 2022 and June 30, 2022
(Unaudited)

				Accumulated		Total
		Common	Additional	other		Shareholders'
		Stocks	Paid-in	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
		$	$	$	$	$
Balance at June 30, 2021	130,085,501	13,009	1,217,106	3,465	(1,255,841)	(22,261)
Imputed Interest	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	2,322	-	2,322
Net Loss	-	-	-	-	(12,065)	(12,065)
Balance at September 30, 2021	130,085,501	13,009	1,217,144	5,787	(1,267,906)	(31,966)
(Unaudited)

Balance at June 30, 2022	130,085,501	13,009	1,217,646	8,541	(1,327,434)	(88,238)
Imputed Interest	-	-	588	-	-	588
Foreign currency translation adjustment	-	-	-	10,042	-	10,042
Net Loss	-	-	-	-	(20,748)	(20,748)
Balance at September 30, 2022 (Unaudited)	130,085,501	13,009	1,218,234	18,583	(1,348,182)	(98,356)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp.
(Formerly News of China, Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

For the Periods Ended September 30, 2022 and June 30, 2022

(Unaudited)

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

On June 6, 2022, certain shareholders of the Company entered into a Stock Purchase Agreement (the "SPA") with Hong Ba and Xingru (Christina) Chen for the sale and purchase of an aggregate of 118,123,001 shares of common stock of the Company. On June 8, 2022, the transaction contemplated by the SPA closed, representing approximately 90.8% of the Company's issued and outstanding common shares. For detail refer to the Form 8-K filed on June 10, 2022. It resulted in change of control of the Company. Pursuant to the provisions of the SPA, effective June 8, 2022, Junjun Wu resigned as a member of the Board of Directors, Hong Ba continued to serve as a director, CEO and CFO of the Company and the Board of Directors appointed Christina Chen as a director of the Company.

Note 2 - Summary of Significant Accounting Policies

a. Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of September 30, 2022 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022, and other reports filed with the SEC. Operating results for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2023.

b. Foreign currency translation.

ATCI's and ATBI's functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders' equity. The foreign exchange rates were adopted as of September 30, 2022:

	RMB to USD	CAD to USD
Spots rate:	0.1406	0.7272
Average rate:	0.1446	0.7567

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

e.  Loss per share.

Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities as at September 30, 2022 and June 30, 2022.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of September 30, 2022 and June 30, 2022, we have no cash equivalents.

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

Recently Issued Accounting Pronouncements

On March 2021, the FASB issued Accounting Standards Update (ASU) 2021-03, "Intangibles-Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events" ("ASU 2021-03"). The amendments in ASU 2021-03 provide private companies and not-for-profit (NFP) entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in FASB Accounting Standards Codification (FASB ASC) 350-20, Intangibles-Goodwill and Other-Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of September 30, 2022. The Company has adopted this ASU on the consolidated financial statements in the period ended September 30, 2022. The adoption had no material impact on the consolidated financial statements in the periods ended September 30, 2022 and 2021.

On April 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt- Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options" ("ASU 2021-04") to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted.  The adoption had no material impact on the consolidated financial statements in the periods ended September 30, 2022 and 2021.

On July 2021, the FASB issued ASU 2021-05, "Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments", which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements for the period ended September 30, 2022 and 2021.

On July 2021, the FASB issued ASU 2021-07, "Stock Compensation (Topic 718): Stock Compensation" ("ASU 2021-07") to address the concerns from stakeholders about the cost and complexity of determining the fair value of equity-classified share-based awards for private companies. It specifically permits private companies to use 409A valuations prepared under US Treasury regulations to estimate the fair value of certain awards under ASC 718. The Update is effective for private companies in fiscal years starting after December 15, 2021. Early adoption is permitted.  The adoption had no material impact on the consolidated financial statements in the periods ended September 30, 2022 and 2021.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,348,182 and $1,327,434 as of September 30, 2022 and June 30, 2022, and net losses of $20,748 and $12,065, respectively, for the three months ended September 30, 2022 and 2021. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of September 30, 2022, the Company prepaid a security deposit of $10,907 (CAD$15,000) (June 30, 2022 - $11,653 (CAD$15,000)) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $36,558 as of September 30, 2022 (June 30, 2022 - $49,310) consists of vendor payables of $910 in legal fees, $21,050 in audit and accounting fees, $54 in stock transfer agent fees and $14,544 in other payables to a former shareholder of the Company advanced for operating expenses.

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of September 30, 2022, there was $73,559 (June 30, 2022 - $51,474) due to related parties in total.

As of September 30, 2022, the CEO of the Company advanced $43,015 (June 30, 2022 - $28,910) to the Company for operating expenditures.

During the three months ended September 30, 2022, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,816 (CAD$2,400) (September 30, 2021 - $1,906 (CAD$2,400) in rent and the debt of $12,217 has been due to the related party (June 30, 2022 - $11,187).

As of September 30, 2022, Mr. Feng Li advanced $3,586 (June 302022 - $3,529) to the Company for operating expenditures.

As of September 30, 2022, the Company has received advances of $14,539 (June 30, 2022 - $7,633) for operating expenditures from a related party, a director of the Company.

As of September 30, 2022, the Company has received an advance of $202 (June 30, 2022 - $214) for operating expenditure from a related party who was an over 10% shareholder of the Company.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $635 (CAD$800).

2023	CAD $9,600
2024	CAD $9,600
2025	CAD $9,600
2026	CAD $9,600
2027	CAD $9,600

For each of the three months ended September 30, 2022 and 2021, the Company recorded a rent expense of $1,816 (CAD$2,400) and $1,906 (CAD$2,400), respectively.

Note 8 - Common Stock

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

As the filing date of the unaudited condensed consolidated financial statements, there are 130,085,501 shares issued and outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of September 30, 2022 due to lack of business and to reduce operating costs.

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

COVID-19

In December 2019, a novel strain of coronavirus, COVID-19, was first detected in Wuhan, China, and has since spread to other regions, including Europe and North America. On March 11, 2020, the World Health Organization declared that the rapidly spreading COVID-19 outbreak was a global pandemic ("COVID-19 pandemic"). In response to the pandemic, many governments around the world have implemented, and continue to implement, a variety of measures to reduce the spread of COVID-19, including travel restrictions and bans, instructions to residents to practice social distancing, quarantine advisories, shelter-in-place orders and required closures of non-essential businesses. These government mandates have forced many of the companies on whom our business relies, including hotels and other accommodation providers and airlines, to seek government support in order to continue operating, to curtail drastically their service offerings or to cease operations entirely. Further, these measures have materially adversely affected, and may further adversely affect, consumer sentiment and discretionary spending patterns, economies and financial markets, and our customers. The COVID-19 pandemic and the resulting economic conditions and government orders have resulted in a material decrease in consumer spending and an unprecedented decline in travel activities and consumer demand for related services. Our financial results and prospects are almost entirely dependent on the sale of such travel-related services. Our results for the quarter ended September 30, 2022 have been significantly and negatively impacted, with a material decline in gross travel bookings and total revenues as compared to the corresponding periods prior to the COVID-19 pandemic. We expect to continue to see severely reduced new travel reservation bookings as compared to prior levels for the foreseeable future, which will have a materially adverse impact on our business, financial condition, results of operations and cash flows.  Due to the uncertain and rapidly evolving nature of current conditions around the world, we are unable to predict accurately the impact that the COVID-19 pandemic will have on our business going forward. With the continued spread of COVID-19 in the United States and various other countries, we expect the pandemic and its effects to continue to have a significant adverse impact on our business for the duration of the pandemic, during any resurgences of the pandemic and during the subsequent economic recovery, which could be an extended period of time.

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three months ended September 30, 2022 and 2021 contained in this Report.

Three Months Ended September 30, 2022 and 2021:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Expenses
General and administrative expenses	(11,689)	(9,631)
Imputed interest expenses	(588)	(38)
Foreign currency exchange loss	(8,471)	(2,396)
Net loss	$(20,748)	$(12,065)

Revenues

We had no revenue for the three months ended September 30, 2022 and 2021, mainly due to the decrease in our travel business arrangement income caused by the COVID-19 pandemic globally.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 increased by $2,058 or 21%, compared with the same period in 2021. The increase was mainly due to an increase in audit and accounting fees and filing fees.

Net loss

We had net losses of $20,748 and $12,065 for the three months ended September 30, 2022 and 2021, respectively, an increase of $8,683 or 72%, and had an accumulated deficit of $1,348,182 since the inception of our business as at September 30, 2022. The increase in net loss is mainly attributable to an increase of general and administrative expenses, the imputed interest expense incurred in connection with the advanced from related parties for operating expenses during the quarter ended September 30, 2022 and the increase in foreign currency exchange loss during the quarter ended September 30, 2022.

Liquidity and Capital Resources

Our financial condition at the end of September 30, 2022 and June 30, 2022 are summarized as follows:

Working Capital

	September 30, 2022	June 30, 2022
Current Assets	$854	$893
Current Liabilities	(110,117)	(100,784)
Working Capital	$(109,263)	$(99,891)

Our working capital deficit increased from the previous year-end and current assets were still insufficient to cover liabilities; the deficit magnitude increased by $9,372 due to an increase in amounts due to related parties.

Cash Flow

	September 30, 2022	September 30, 2021
Cash used in operating activities	$(31,917)	$(2,396)
Cash provided by financing activities	23,446	-
Cumulative translation adjustment	8,434	2,364
Net decrease in cash	$(37)	$(32)

Cash Used in Operating Activities

For the three months ended September 30, 2022, our cash used in operating activities increased by $29,521 or 1,232% to $31,917, compared with $2,396 for the three months in the prior year as of September 20, 2021. The increase is mainly due to an increase in net loss and accounts payable and accrued liabilities.

Cash Used in Investing Activities

For the three months ended September 30, 2022 and 2021, we have no cash investing activities as compared from the same period last year.

Cash Provided by Financing Activities

For the three months ended September 30, 2022, the Company advanced $23,446 for operating expenses, compared with $Nil in the same period in 2021.

Cash Requirements

Over the next 12 months, we anticipate that we will incur the following operating expenses:

Expense	Amount
General and administrative	$5,000
Professional fees	50,000
Foreign currency exchange loss	5,000
Total	$60,000

Our Director, Christina Chen, has committed to providing our working capital requirements for the next 12 months.

Management believes that the Company will be able to raise sufficient capital to meet our working capital requirements for the next 12-month period. Management is currently seeking financing opportunities to meet our estimated funding requirements for the next 12 months primarily through private placements of our equity securities.

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

Transactions with related parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of September 30, 2022, there was $73,559 (June 30, 2022 - $51,474) due to related parties in total.

As of September 30, 2022, the CEO of the Company advanced $43,015 (June 30, 2022 - $28,910) to the Company for operating expenditures.

During the three months ended September 30, 2022, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $1,816 (CAD$2,400) (September 30, 2021 - $1,906 (CAD$2,400) in rent and the debt of $12,217 has been due to the related party (June 30, 2022 - $11,187).

As of September 30, 2022, Mr. Feng Li advanced $3,586 (June 30, 2022 - $3,529) to the Company for operating expenditures.

As of September 30, 2022, the Company has received advances of $14,539 (June 30, 2022 - $7,633) for operating expenditures from related party, a director of the Company

As of September 30, 2022, the Company has received an advance of $202 (June 30, 2022 - $214) for operating expenditure from a related party who was an over 10% shareholder of the Company.

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

As required by paragraph (b) of Rules 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our management concluded that as of the end of the period covered by this quarterly report on Form 10-Q, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's annual report on internal control over financial reporting contained in our Annual Report on Form 10-K for the year ended June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As of the date of this filing, there have been no material changes from the risk factors disclosed in Part I, Item 1A (Risk Factors) contained in our Annual Report on Form 10-K for the year ended June 30, 2022. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect out operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K for the year ended June 30, 2022 may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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
Date: November 14, 2022