Form 10-Q
period 2023-03-31
W&E Source Corp.
filed 2023-05-22
CIK 1368275

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023  or

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
Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 130,085,501 shares of common stock issued and outstanding as of May 22, 2023.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

W&E Source Corp. and Subsidiaries Condensed Interim Consolidated Statements of Financial Position As of March 31, 2023 and June 30, 2022 (Unaudited)

	March 31, 2023	June 30, 2022
Assets	(Unaudited)
Current Assets
Cash	$814	$853
Other receivables	39	40
Total current assets	853	893

Non-Current Assets
Prepayments/Deposits	11,091	11,653
Total non-current assets	11,091	11,653

TOTAL ASSETS	$11,944	$12,546

Liabilities and Shareholders' Deficit
Current liabilities
Accounts payable and accrued liabilities	$29,235	$49,310
Advances from related parties and related party payables	114,698	51,474
Total current liabilities	143,933	100,784

TOTAL LIABILITIES	143,933	100,784

Shareholders' deficit
Common stock, $0.0001 par value, 500,000,000 shares authorized, 130,085,501 and 130,085,501 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	13,009	13,009
Additional paid-in capital	1,219,819	1,217,646
Accumulated deficit	(1,379,769)	(1,327,434)
Accumulated other comprehensive income	14,952	8,541
Total shareholders' deficit	(131,989)	(88,238)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$11,944	$12,546

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

W&E Source Corp. and Subsidiaries Condensed Interim Consolidated Statements of Operations and Comprehensive Loss For the Three and Nine Months Ended March 31, 2023 and 2022 (Unaudited)

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2023	2022	2023	2022
	Unaudited		Unaudited

Operating expenses
General and administrative expenses	(14,491)	(16,128)	(44,894)	(36,790)
Total operating expenses	(14,491)	(16,128)	(44,894)	(36,790)

Operating Loss	$(14,491)	$(16,128)	$(44,894)	$(36,790)

Other expenses

Interest expenses	(832)	(102)	(2,169)	(210)
Foreign currency exchange loss	511	1,987	(5,272)	147
Total other expenses	(321)	1,885	(7,441)	(63)

Net loss	$(14,812)	$(14,243)	$(52,335)	$(36,853)

Other comprehensive income
Cumulative foreign currency translation adjustment	(612)	(349)	6,411	(2,671)
Comprehensive loss	$(15,424)	$(14,592)	$(45,924)	$(39,524)

Weighted average number of shares outstanding - basic and diluted	130,085,501	130,085,501	130,085,501	130,085,501

Loss per share - basic and diluted	$($0.00)	$($0.00)	$($0.00)	$($0.00)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

W&E Source Corp. and Subsidiaries Condensed Interim Consolidated Statements of Cash Flows For the Nine Months Ended March 31, 2023 and 2022 (Unaudited)

	March 31,	March 31,
	2023	2022

Cash Flow from Operating Activities
Net loss	$(52,335)	$(36,853)
Adjustments to reconcile net loss to net cash used in operating activities:

Imputed interest	2,169	210
Change in operating assets and liabilities:

Increase in prepaid and deposit	-	535
Increase (decrease) in accounts payable and accrued liabilities	(19,325)	(1,107)

Net cash used in operating activities	(69,491)	(37,215)

Cash Flows from Financing Activities
Net proceeds from related parties	64,208	37,805

Net cash provided by financing activities	64,208	37,805

Cumulative translation adjustment	5,244	(817)

Net decrease in cash	(39)	(227)

Cash, beginning of period	853	2,248

Cash, end of period	$814	$2,021

Supplemental cash flows information
Interest paid	$-	$-
Income tax paid	$-	$-

Non cash investing and financing activities
Share issuance for debt settlement	$-	$-

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements.

W&E Source Corp. and Subsidiaries Condensed Interim Consolidated Statements of Changes in Shareholders’ Deficit For the Three and Nine Months ended March 31, 2023 and 2022 Unaudited

	Shares	Stocks Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Shareholders' Deficit

Balance at June 30, 2021	130,085,501	$13,009	$1,217,106	$3,465	$(1,255,841)	$(22,261)
Imputed Interest	-	-	38	-	-	38
Foreign currency translation adjustment	-	-	-	2,322	-	2,322
Net Loss	-	-	-	-	(12,065)	(12,065)
Balance at September 30, 2021 (Unaudited)	130,085,501	$13,009	$1,217,144	$5,787	$(1,267,906)	$(31,966)
Imputed Interest	-	-	70	-	-	70
Foreign currency translation adjustment	-	-	-	(528)	-	(528)
Net Loss	-	-	-	-	(10,545)	(10,545)
Balance at December 31, 2021 (Unaudited)	130,085,501	$13,009	$1,217,214	$5,259	$(1,278,451)	$(42,969)
Imputed Interest	-	-	103	-	-	103
Foreign currency translation adjustment	-	-	-	(2,671)	-	(2,671)
Net Loss	-	-	-	-	(14,243)	(14,243)
Balance at March 31, 2022 (Unaudited)	130,085,501	$13,009	$1,217,317	$2,588	$1,292,694	(59,780)

Balance at June 30, 2022	130,085,501	$13,009	$1,217,646	$8,541	$(1,327,434)	$(88,238)
Imputed Interest	-	-	588	-	-	588
Foreign currency translation adjustment	-	-	-	10,042	-	10,042
Net Loss	-	-	-	-	(20,748)	(20,748)
Balance at September 30, 2022 (Unaudited)	130,085,501	$13,009	$1,218,234	$18,583	$(1,348,182)	$(98,356)
Imputed Interest	-	-	752	-	-	752
Foreign currency translation adjustment	-	-	-	(3,019)	-	(3,019)
Net Loss	-	-	-	-	(16,775)	(16,775)
Balance at December 31, 2022 (Unaudited)	130,085,501	$13,009	$1,218,986	$15,564	$(1,364,957)	$(117,398)
Imputed Interest	-	-	833	-	-	833
Foreign currency translation adjustment	-	-	-	(612)	-	(612)
Net Loss	-	-	-	-	(14,812)	(14,812)
Balance at March 31, 2023 (Unaudited)	130,085,501	$13,009	1,219,819	14,952	(1,379,769)	(131,989)

The accompanying notes are an integral part of these unaudited condensed consolidated interim financial statements.

W&E Source Corp.

(Formerly News of China, Inc.)

Notes to the Condensed Interim Consolidated Financial Statements

For the Three and Nine Months Ended March 31, 2023 and 2022
(Unaudited)

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

On June 6, 2022, certain shareholders of the Company entered into a Stock Purchase Agreement (the "SPA") with Hong Ba and Xingru (Christina) Chen for the sale and purchase of an aggregate of 118,123,001 shares of common stock of the Company. On June 8, 2022, the transaction contemplated by the SPA closed, representing approximately 90.8% of the Company's issued and outstanding common shares. For detail refer to the Form 8-K filed on June 10, 2022. It resulted in a change of control of the Company. Pursuant to the provisions of the SPA, effective June 8, 2022, Junjun Wu resigned as a member of the Board of Directors, Hong Ba continued to serve as a director, CEO and CFO of the Company and the Board of Directors appointed Christina Chen as a director of the Company.

Note 2 - Summary of Significant Accounting Policies

a. Basis of presentation.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the Securities and Exchange Commission (the "SEC"). In the opinion of management, the financial statements include all adjustments of a normal recurring nature necessary for a fair statement of the results for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conjunction with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the United States Securities and Exchange Commission ("SEC"), although the Company believes that the disclosures contained in this report are adequate to make the information presented not misleading. The unaudited consolidated balance sheet information as of March 31, 2023 was derived from the consolidated audited financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022. These unaudited consolidated financial statements should be read in conjunction with the annual consolidated audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2022, and other reports filed with the SEC. Operating results for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ended June 30, 2023.

b. Foreign currency translation.

ATCI's and ATBI's functional currency for operations is the Canadian dollar and Chinese yuan. However, the Company's reporting currency is the U.S. dollar. Therefore, the consolidated financial statements for all periods presented have been translated into the U.S. dollar using the current rate method. Under this method, the income statement and the cash flows for each period have been translated into U.S. dollars using the average rate of the reporting period, and assets and liabilities have been translated using the exchange rate at the end of the period. All resulting exchange differences are reported in the cumulative translation adjustment account as a separate component of shareholders' equity. The foreign exchange rates were adopted as of March 31, 2023:

	RMB to USD	CAD to USD

Spots rate:	0.1456	0.7394
Average rate:	0.1438	0.7446

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

e.  Loss per share.

Basic loss per share ("EPS") is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive. There were no dilutive securities as at March 31, 2023 and June 30, 2022.

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

g. Cash and cash equivalents.

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months or less of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value. As of March 31, 2023 and June 30, 2022, we have no cash equivalents.

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

Recently Issued Accounting Pronouncements

On March 2021, the FASB issued Accounting Standards Update (ASU) 2021-03, "Intangibles-Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events" ("ASU 2021-03"). The amendments in ASU 2021-03 provide private companies and not-for-profit (NFP) entities with an accounting alternative to perform the goodwill impairment triggering event evaluation as required in FASB Accounting Standards Codification (FASB ASC) 350-20, Intangibles-Goodwill and Other-Goodwill, as of the end of the reporting period, whether the reporting period is an interim or annual period. An entity that elects this alternative is not required to monitor for goodwill impairment triggering events during the reporting period but, instead, should evaluate the facts and circumstances as of the end of each reporting period to determine whether a triggering event exists and, if so, whether it is more likely than not that goodwill is impaired. The amendments in this ASU are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued as of March 31, 2023. The Company has adopted this ASU on the consolidated financial statements in the period ended March 31, 2023. The adoption had no material impact on the consolidated financial statements in the periods ended March 31, 2023 and 2022.

On April 2021, the FASB issued ASU 2021-04, "Earnings Per Share (Topic 260), Debt- Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging- Contracts in Entity's Own Equity (Subtopic 815-40): Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options" ("ASU 2021-04") to clarify the accounting by issuers for modifications or exchanges of equity-classified warrants. The new ASU is available here and effective for all entities in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-04 on its consolidated financial statements. The adoption had no material impact on the consolidated financial statements in the periods ended March 31, 2023 and 2022.

On July 2021, the FASB issued ASU 2021-05, "Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments", which upon adoption requires a lessor to classify a lease with variable lease payments (that do not depend on a rate or index) as an operating lease on commencement date if classifying the lease as a sales-type or direct financing lease would result in a selling loss. The amendments in this ASU are effective for all entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The adoption had no material impact on the consolidated financial statements for the period ended March 31, 2023.

On July 2021, the FASB issued ASU 2021-07, "Stock Compensation (Topic 718): Stock Compensation" ("ASU 2021-07") to address the concerns from stakeholders about the cost and complexity of determining the fair value of equity-classified share-based awards for private companies. It specifically permits private companies to use 409A valuations prepared under US Treasury regulations to estimate the fair value of certain awards under ASC 718. The Update is effective for private companies in fiscal years starting after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2021-07 on its consolidated financial statements. The adoption had no material impact on the consolidated financial statements in the periods ended March 31, 2023 and 2022.

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

Note 3 - Going Concern

As reflected in the accompanying consolidated financial statements, the Company had accumulated deficits of $1,379,769 and $1,327,434 as of March 31, 2023 and June 30, 2022, and net losses of $52,335 and $36,853, respectively, for the nine months ended March 31, 2023 and 2022. The Company currently has business activities to generate funds for its own operations, however, has not yet achieved profitable operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that the current actions to obtain additional funding from independent investors or from the management and to implement its strategic plans should allow the Company to continue as a going concern. There are no assurances that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

Note 4 - Prepayment

As of March 31, 2023, the Company prepaid a security deposit of $11,091 (CAD$15,000) (June 30, 2022 - $11,653 (CAD$15,000)) to Consumer Protection British Columbia Province for the guarantee of service quality.

Note 5 - Accounts Payable and Accrued Liabilities

Accounts Payable and Accrued Liabilities of $29,235 as of March 31, 2023 (June 30, 2022 - $49,310) consists of vendor payables of $4,655 in legal fees, $8,690 in audit and accounting fees, $1,102 in stock transfer agent fees and filing fees and $14,788 in other payables to a former shareholder of the Company advanced for operating expenses.

Note 6 - Related Parties

Mrs. Hong Ba serves as the Chief Executive Officer and Director of the Company. Mr. Feng Li, the husband of Mrs. Hong Ba, is the owner of the Canada Airchn Financial Inc. ("CAFI"). The shareholders make advances to the Company from time to time for the Company's operations. These advances are due on demand and non-interest bearing.

As of March 31, 2023, there was $114,698 (June 30, 2022 - $51,474) due to related parties in total.

As of March 31, 2023, the CEO of the Company advanced $43,162 (June 30, 2022 - $28,910) to the Company for operating expenditures.

During the nine months ended March 31, 2023, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,361 (CAD$7,200) (March 31, 2022 - $5,710 (CAD$7,200) in rent and the debt of $15,971 has been due to the related party (June 30, 2022 - $11,187).

As of March 31, 2023, Mr. Feng Li advanced $4,086 (June 30, 2022 - $3,529) to the Company for operating expenditures.

As of March 31, 2023, the Company has received advances of $51,270 (June 30, 2022 - $7,633) for operating expenditures from a related party, a director of the Company.

As of March 31, 2023, the Company has received an advance of $209 (June 30, 2022 - $214) for operating expenditure from a related party who was an over 10% shareholder of the Company.

Note 7 - Commitment and Contingencies

The Company leases an office space in Canada for a term under month by month operating lease agreement. Monthly rent is $635 (CAD$800).

2023	CAD $9,600
2024	CAD $9,600
2025	CAD $9,600
2026	CAD $9,600
2027	CAD $9,600

For each of the nine months ended March 31, 2023 and 2022, the Company recorded a rent expense of $5,361 (CAD$7,200) and $5,710 (CAD$7,200), respectively.

Note 8 - Common Stock

On June 6, 2022, certain shareholders of the Company entered into a Stock Purchase Agreement (the "SPA") with Hong Ba and Xingru (Christina) Chen for the sale and purchase of an aggregate of 118,123,001 shares of common stock of the Company. On June 8, 2022, the transaction contemplated by the SPA closed, representing approximately 90.8% of the Company's issued and outstanding common shares. It resulted in a change of control of the Company.

As the filing date of the unaudited condensed interim consolidated financial statements, there are 130,085,501 shares issued and outstanding.

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

We have set up three subsidiaries, Airchn Travel Global, Inc. in Seattle, Washington ("ATGI") and Airchn Travel (Canada) Inc., in Vancouver, British Columbia in Canada ("ATCI") and Airchn Travel (Beijing) Inc. in Beijing, China ("ATBI"). Our Beijing office has been closed as of March 31, 2023 due to lack of business and to reduce operating costs.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our unaudited financial statements for the three and nine months ended March 31, 2023 and 2022 contained in this Report.

Three Months Ended March 31, 2023 and 2022:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Expenses
General and administrative expenses	$(14,491)	$(16,128)
Imputed interest expenses	(832)	(102)
Foreign currency exchange loss	511	1,987
Net loss	$(14,812)	$(14,243)

Revenues

We had no revenue for the three months ended March 31, 2023 and 2022, mainly due to the decrease in our travel business arrangement income caused by the negative impact on the COVID-19 pandemic globally, although it has ended.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 decreased by $1,637 or 11%, compared with the same period in 2022. The decrease was mainly due to a decrease in legal fees and filing fees.

Net loss

We had net losses of $14,812 and $14,243 for the three months ended March 31, 2023 and 2022, respectively, an increase of $569 or 4%, and had an accumulated deficit of $1,379,769 since the inception of our business as at March 31, 2023. The increase in net loss is mainly attributable to a decrease in foreign currency exchange loss and an increase in the imputed interest expense incurred in connection with the advanced from related parties for operating expenses during the quarter ended March 31, 2023, partially offset by a decrease in general and administrative expenses from the quarter ended March 31, 2022.

Nine Months Ended March 31, 2023 and 2022:

	Nine Months Ended	Nine Months Ended
	March 31,	March 31,
	2023	2022
Expenses
General and administrative expenses	$(44,894)	$(36,790)
Imputed interest expenses	(2,169)	(210)
Foreign currency exchange loss	(5,272)	147
Net loss	$(52,335)	$(36,853)

Revenues

We had no revenue for the nine months ended March 31, 2023 and 2022, mainly due to the decrease in our travel business arrangement income caused by the negative impact on the COVID-19 pandemic globally, although it has ended.

General and administrative expenses

General and administrative expenses for the nine months ended March 31, 2023 increased by $8,104 or 22%, compared with the same period in 2022. The increase was mainly due to an increase in audit and accounting fees and filing fees.

Net loss

We had net losses of $52,335 and $36,853 for the nine months ended March 31, 2023 and 2022, respectively, an increase of $15,482 or 42%, and had an accumulated deficit of $1,379,769 since the inception of our business as at March 31, 2023. The increase in net loss is mainly attributable to an increase of general and administrative expenses, the imputed interest expense incurred in connection with the advanced from related parties for operating expenses during the quarter ended March 31, 2023 and the increase in foreign currency exchange loss from the quarter ended March 31, 2022.

Liquidity and Capital Resources

Our financial condition at the end of March 31, 2023 and June 30, 2022 are summarized as follows:

Working Capital

	March 31, 2023	June 30, 2022
Current Assets	$853	$893
Current Liabilities	(143,933)	(100,784)
Working Capital	$(143,080)	$(99,891)

Our working capital deficit increased from the previous year-end and current assets were still insufficient to cover liabilities; the deficit magnitude increased by $43,189due to an increase in amounts due to related parties.

Cash Flow

	March 31, 2023	March 31, 2022
Cash used in operating activities	$(69,491)	$(37,215)
Cash provided by financing activities	64,208	37,805
Cumulative translation adjustment	5,245	(817)
Net decrease in cash	$(39)	$(227)

Cash Used in Operating Activities

For the nine months ended March 31, 2023, our cash used in operating activities increased by $32,276 or 87% to $69,491, compared with $37,215 for the nine months in the prior year as of March 31, 2022. The increase is mainly due to an increase in net loss and due to related parties.

Cash Used in Investing Activities

For the nine months ended March 31, 2023 and 2022, we have no cash investing activities as compared with the same period last year.

Cash Provided by Financing Activities

For the nine months ended March 31, 2023, the Company received advanced $64,208 for operating expenses, compared with $37,805 in the same period in 2022.

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

As of March 31, 2023, there was $114,698 (June 30, 2022 - $51,474) due to related parties in total.

As of March 31, 2023, the CEO of the Company advanced $43,162 (June 30, 2022 - $28,910) to the Company for operating expenditures.

During the nine months ended March 31, 2023, a company owned by Feng Li, the husband of Mrs. Hong Ba, our CEO, charged the Company $5,361 (CAD$7,200) (March 31, 2022 - $5,710 (CAD$7,200) in rent and the debt of $15,971 has been due to the related party (June 30, 2022 - $11,187).

As of March 31, 2023, Mr. Feng Li advanced $4,086 (June 30, 2022 - $3,529) to the Company for operating expenditures.

As of March 31, 2023, the Company has received advances of $51,270 (June 30, 2022 - $7,633) for operating expenditures from a related party, a director of the Company.

As of March 31, 2023, the Company has received an advance of $209 (June 30, 2022 - $214) for operating expenditure from a related party who was an over 10% shareholder of the Company.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)
3.2	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to an exhibit to the Quarter Report on form 10-Q filed on February 10, 2012)
3.3	By-Laws (attached as an exhibit to our registration statement on Form SB-2 filed September 25, 2006)

(31)	Section 302 Certification
31.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 906 Certification
32.1*	Certification Statement of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

W&E Source Corp.

/s/ Hong Ba
Hong Ba
CEO and CFO
Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer

Date: May 22, 2023